Form 10-Q
period 2025-06-30
Figma, Inc.
filed 2025-09-03
CIK 1579878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________
Commission File Number 001-42761

FIGMA, INC.
(Exact name of registrant as specified in its charter)

Delaware		46-2843087
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

760 Market Street, Floor 10 San Francisco, California		94102
(Address of Principal Executive Offices)		(Zip Code)
(415) 890-5404
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.00001	FIG	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 29, 2025, the registrant had outstanding 410,091,963 shares of Class A common stock, 79,682,339 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.00001.

Summary Risk Factors
Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties included in the section titled “Risk Factors” contained within this Quarterly Report on Form 10-Q.
•We have experienced rapid growth which may not be indicative of our future growth, and if we do     not effectively manage our future growth, our business, operating results, financial condition, and future prospects may be adversely affected. Our rapid growth also makes it difficult to evaluate prospects.
•Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

•We have a limited operating history at our current scale, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
•Changes in our pricing, packaging, or billing models could adversely affect our business, operating results, financial condition, and prospects.
•If we are unable to attract new customers or retain and increase adoption of our products and services by existing customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and prospects.
•If we are not able to effectively introduce enhancements to our platform, including new offerings, features, and functionality, that achieve widespread market adoption, or keep pace with technological developments, our business, operating results, and financial condition could be adversely affected.
•Competitive developments in AI and our inability to effectively respond to such developments could adversely affect our business, operating results, and financial condition.
•We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, financial condition, and prospects.
•Our product and investment decisions may negatively impact our short-term financial results and may not produce the long-term benefits that we expect.
•The markets for our products and services are relatively new and unproven and may not grow, which would adversely affect our business, operating results, financial condition, and prospects.
•Our use of AI in our products and services may result in reputational harm, legal liability, competitive risks, and regulatory concerns that could adversely affect our business, operating results, and financial condition.
•The multi-class structure of our common stock has the effect of concentrating voting power with Dylan Field, our Chair of our Board of Directors, Chief Executive Officer, and President, which will limit your ability to influence the outcome of important transactions, including a change in control.

SPECIAL NOTE REGARDING FORWARD- LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” “aspire,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses, and our ability to achieve and maintain profitability;
•our business plan and our ability to effectively manage our growth;
•our total market opportunity;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•adoption of our platform;
•the impacts of artificial intelligence (“AI”) on our business;
•beliefs and objectives for future operations;
•our ability to attract new customers and successfully retain, and increase adoption of our platform and offerings by, existing customers;
•our ability to develop and introduce new products and bring them to market in a timely manner;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property rights;
•our ability to expand internationally;
•the effects of increased competition in our markets and our ability to compete effectively;
•our ability to identify, recruit, hire, and retain skilled personnel, including key members of senior management;
•future acquisitions or investments in complementary companies, products, technologies, or services;

•our ability to stay in compliance with laws and regulations that currently apply, or may become applicable to, our business both in the United States and internationally;
•our ability to maintain the security and availability of our platform and protect against data breaches and other security incidents;
•economic and industry trends, projected growth, or trend analysis;
•general economic conditions in the United States and globally, including the effects of changes in tariffs or trade restrictions, global geopolitical conflicts, inflation, interest rates, any instability in the global banking sector, and foreign currency exchange rates;
•our ability to operate and grow our business in light of macroeconomic uncertainty;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
We caution you that the foregoing list may not contain all of the forward-looking statements contained in this Quarterly Report on Form 10-Q.
We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, uncertainties, and assumptions that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements herein.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements do not reflect the potential impact of any future acquisitions, restructurings, mergers, dispositions, joint ventures, partnerships, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIGMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value)
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$621,619	$486,954
Digital assets	30,136	—
Marketable securities	971,719	970,883
Accounts receivable, net	124,721	131,315
Prepaid expenses and other current assets	60,059	48,873
Total current assets	1,808,254	1,638,025
Property and equipment, net	16,593	15,017
Intangible assets, net	13,227	2,511
Goodwill	24,541	11,398
Operating lease right-of-use assets	64,261	28,806
Restricted cash	9,799	3,631
Other assets	97,988	93,760
Total assets	$2,034,663	$1,793,148
Liabilities and stockholders’ equity
Accounts payable	$12,029	$4,163
Accrued and other current liabilities	52,761	31,119
Accrued compensation and benefits	39,225	19,377
Operating lease liabilities, current	9,400	10,937
Deferred revenue	433,147	381,363
Total current liabilities	546,562	446,959
Operating lease liabilities, non-current	55,298	17,833
Other non-current liabilities	5,589	4,303
Total liabilities	607,449	469,095
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value per share; 247,861 shares authorized; 245,999 shares issued and outstanding as of June 30, 2025 and December 31, 2024	329,441	329,441
Class A common stock, $0.00001 par value per share; 615,460 and 571,000 shares authorized; 138,459 and 124,159 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Class B common stock, $0.00001 par value per share; 147,917 and 118,956 shares authorized; 78,194 and 90,747 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,215,071	1,186,207
Accumulated other comprehensive income	2,502	1,314
Accumulated deficit	(119,801)	(192,910)
Total stockholders’ equity	1,427,214	1,324,053
Total liabilities and stockholders’ equity	$2,034,663	$1,793,148
See accompanying notes to the condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$249,640	$177,198	$477,839	$333,427
Cost of revenue(1)	27,889	39,558	47,341	52,348
Gross profit	221,751	137,640	430,498	281,079
Operating expenses(1):
Research and development	83,052	535,676	152,977	588,387
Sales and marketing	97,701	276,246	166,541	331,580
General and administrative	38,922	220,005	69,155	242,878
Total operating expenses	219,675	1,031,927	388,673	1,162,845
Income (loss) from operations	2,076	(894,287)	41,825	(881,766)
Other income, net	36,978	10,139	44,252	27,324
Income (loss) before income taxes	39,054	(884,148)	86,077	(854,442)
Provision for (benefit from) income taxes	10,827	(56,294)	12,968	(40,113)
Net income (loss)	$28,227	$(827,854)	$73,109	$(814,329)
Less: net income attributable to participating securities	(27,381)	—	(51,332)	—
Net income (loss) attributable to common stockholders	$846	$(827,854)	$21,777	$(814,329)
Net income (loss) per share, basic and diluted:
Net income (loss) per share, basic	$—	$(4.39)	$0.10	$(4.53)
Net income (loss) per share, diluted	$—	$(4.39)	$0.10	$(4.53)
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	215,062	188,782	214,973	179,703
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, diluted	231,702	188,782	231,386	179,703
__________________
(1) Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$218	$24,858	$218	$24,859
Research and development	5,939	463,255	6,136	463,798
Sales and marketing	544	186,659	544	186,670
General and administrative	609	183,618	609	183,670
See accompanying notes to the condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$28,227	$(827,854)	$73,109	$(814,329)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on available-for-sale securities	367	(297)	1,188	(921)
Comprehensive income (loss)	$28,594	$(828,151)	$74,297	$(815,250)
See accompanying notes to the condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	245,999	$329,441	215,060	$1	$1,186,815	$2,135	$(148,028)	$1,370,364
Exercise of stock options	—	—	893	—	20,311	—	—	20,311
Stock-based compensation	—	—	—	—	7,345	—	—	7,345
Other comprehensive income	—	—	—	—	—	367	—	367
Stock issued in connection with business combination	—	—	700	—	600	—	—	600
Net income	—	—	—	—	—	—	28,227	28,227
Balance at June 30, 2025	245,999	$329,441	216,653	$1	$1,215,071	$2,502	$(119,801)	$1,427,214

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	247,819	$332,185	171,135	$—	$171,501	$(359)	$553,593	$1,056,920
Exercise of stock options	—	—	299	—	85	—	—	85
Repurchases of common stock	—	—	(40)	—	(3)	—	(858)	(861)
Stock-based compensation	—	—	—		859,991	—	—	859,991
Issuance of common stock upon the vesting of restricted stock units	—	—	34,614	—	—	—	—	—
Shares withheld for taxes upon the vesting of restricted stock units	—	—	(18,067)	—	(419,032)	—	—	(419,032)
Issuance of common stock to investors upon closing of RSU release primary financing	—	—	18,064	1	418,967	—	—	418,968
Reclassification of share-based liability awards	—	—	—	—	(225,491)	—	—	(225,491)
Other comprehensive loss	—	—	—	—	—	(297)	—	(297)
Net loss	—	—	—	—	—	—	(827,854)	(827,854)
Balance at June 30, 2024	247,819	$332,185	206,005	$1	$806,018	$(656)	$(275,119)	$862,429

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	245,999	$329,441	214,906	$1	$1,186,207	$1,314	$(192,910)	$1,324,053
Exercise of stock options	—	—	1,047	—	20,650	—	—	20,650
Stock-based compensation	—	—	—	—	7,626	—	—	7,626
Other	—	—	—	—	(12)	—	—	(12)
Other comprehensive income	—	—	—	—	—	1,188	—	1,188
Stock issued in connection with business combination	—	—	700	—	600	—	—	600
Net income	—	—	—	—	—	—	73,109	73,109
Balance at June 30, 2025	245,999	$329,441	216,653	$1	$1,215,071	$2,502	$(119,801)	$1,427,214

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	247,819	$332,185	170,998	$—	$170,628	$265	$540,068	$1,043,146
Exercise of stock options	—	—	436	—	125	—	—	125
Vesting of early exercised stock options	—	—	—	—	139	—	—	139
Repurchases of common stock	—	—	(40)	—	(3)	—	(858)	(861)
Stock-based compensation	—	—	—	—	860,685	—	—	860,685
Issuance of common stock upon the vesting of restricted stock units	—	—	34,614	—	—	—	—	—
Shares withheld for taxes upon the vesting of restricted stock units	—	—	(18,067)	—	(419,032)	—	—	(419,032)
Issuance of common stock to investors upon closing of RSU release primary financing	—	—	18,064	1	418,967	—	—	418,968
Reclassification of share-based liability awards	—	—	—	—	(225,491)	—	—	(225,491)
Other comprehensive loss	—	—	—	—	—	(921)	—	(921)
Net loss	—	—	—	—	—	—	(814,329)	(814,329)
Balance at June 30, 2024	247,819	$332,185	206,005	$1	$806,018	$(656)	$(275,119)	$862,429
See accompanying notes to the condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$73,109	$(814,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,132	4,128
Non-cash operating lease costs	8,699	6,949
Stock-based compensation, net of amounts capitalized	7,507	858,997
Amortization of deferred commissions	9,698	6,298
Net accretion of discounts on available-for-sale securities	(8,981)	(6,027)
Unrealized (gains) losses on equity investments, net	(13,855)	3,703
Other non-cash adjustments	1,343	(1,457)
Changes in assets and liabilities:
Accounts receivable, net	5,784	(8,807)
Prepaid expenses and other current assets	(2,871)	(20,956)
Other assets	(10,271)	(50,084)
Accounts payable	7,711	(710)
Accrued and other current liabilities	8,652	(239,018)
Accrued compensation and benefits	19,848	20,979
Deferred revenue	51,784	51,525
Other non-current liabilities	(3,657)	(7,573)
Net cash provided by (used in) operating activities	159,632	(196,382)
Cash flows from investing activities:
Purchase of intangible assets	—	(154)
Capital expenditures	(2,008)	(902)
Capitalized internal-use software development costs	(2,439)	(2,178)
Cash paid for business combinations, net of cash acquired	(21,004)	—
Purchases of marketable securities	(525,632)	(657,444)
Proceeds from maturities of marketable securities	475,836	138,725
Proceeds from sale of marketable securities	72,483	12,803
Purchase of digital assets	(30,000)	—
Other cash flows from investing activities	(811)	(696)
Net cash used in investing activities	(33,575)	(509,846)
Cash flows from financing activities:
Repurchase of common stock	—	(861)
Payment of deferred offering costs	(3,454)	—
Cash paid for issuance costs on revolving credit facility	(1,400)	—
Proceeds from options exercised	20,650	125
Other cash flows from financing activities	(12)	—
Taxes paid related to net share settlement of restricted stock units	—	(396,332)
Proceeds from sale of common stock in connection with RSU release primary financing	—	418,968
Net cash provided by financing activities	15,784	21,900

	Six Months Ended June 30,
	2025	2024
Change in cash, cash equivalents, and restricted cash	141,841	(684,328)
Cash, cash equivalents, and restricted cash—beginning of period	490,585	1,274,109
Cash, cash equivalents, and restricted cash—end of period	$632,426	$589,781
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$621,619	$586,150
Restricted cash, including restricted cash in prepaid expenses and other current assets	10,807	3,631
Total cash, cash equivalents and restricted cash	$632,426	$589,781
Supplemental cash flow data:
Cash paid during the period for:
Income taxes	$6,440	$193,672
Non-cash investing and financing activities:
Liability classified awards	$—	$225,491
Stock-based compensation included in capitalized internal-use software development costs	$119	$1,686
Payments for operating leases included in cash from operating activities	$8,226	$8,407
Right-of-use assets obtained in exchange for lease liabilities	$42,007	$27,727
Unpaid deferred offering costs	$3,555	$—
See accompanying notes to the condensed consolidated financial statements.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 1. Description of the Business and Summary of Significant Accounting Policies
Business
Figma, Inc. and its subsidiaries (together, the “Company” or “Figma”) is where teams come together to design and build the world’s best digital products and experiences. Figma was incorporated in October of 2012 as a Delaware corporation. The Company is headquartered in San Francisco, California.
Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, but do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The accompanying unaudited condensed consolidated financial statements include the accounts of Figma and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income (loss), statements of stockholders' equity and the statements of cash flows for the interim periods. The interim results are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2025 or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company's prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 31, 2025 (the “Final Prospectus”).
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, accounting, consulting and other fees relating to the Company’s initial public offering (the “IPO”) are capitalized. As of June 30, 2025, there were $7.0 million of deferred offering costs recorded within prepaid expenses and other current assets on the Company’s interim condensed consolidated balance sheet. There were no deferred offering costs incurred as of December 31, 2024.
Use of estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Management evaluates these estimates and assumptions on a regular basis. Actual results may differ materially from these estimates.
The Company’s most significant estimates and judgments involved the measurement of the Company’s stock-based compensation, including the estimation of the fair value of the underlying common stock in periods prior to the date of the IPO and the estimation of the fair value of market-based awards, reserves for uncertain tax positions, and the realizability of deferred tax assets.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from the audited consolidated financial statements for the fiscal year ended December 31, 2024, included in the Final Prospectus, other than as discussed below.
Revenue recognition
The Company primarily derives its revenue from sales of subscriptions for access to its platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers by applying the requirements of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
Access to the platform represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the customer over the subscription term. The series of distinct services represent a single performance obligation that is satisfied over time. The Company recognizes revenue ratably over the contract term, beginning on the date that the platform is made available to the customer, because the customer receives and consumes the benefits of the platform throughout the contract period. The price of subscriptions is dependent on the number of seats and the subscription plan. The Company’s contracts typically do not contain variable consideration given the price is fixed at contract inception.
The Company’s subscription agreements generally have monthly or annual contractual terms. The Company typically invoices in advance for contracts, and payment terms and conditions vary by contract type although terms generally include a requirement of payment within 30 to 60 days of the invoice date. At the end of each quarterly period of the contract, the Company invoices certain customers for additional seats added during the quarter, inclusive of amounts due for services delivered and amounts due for the remaining term of the subscription. The Company records deferred revenue when cash payments are received or due in advance of its performance and revenue is recognized ratably over the related contractual term. The timing of revenue recognition may differ from the timing of invoicing customers, and these timing differences result in accounts receivables, contract assets, or deferred revenue on the condensed consolidated balance sheets. Accounts receivable consists of amounts the Company has invoiced or for which it has an unconditional right to consideration. Contract assets consists of amounts the Company has recognized as revenue in advance of invoicing customers. Deferred revenue represents amounts that the Company has an unconditional right to invoice in advance of revenue recognition.
Digital Assets
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, which is accounted for as a financial instrument in the condensed consolidated balance sheets. The Company has

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
elected to carry these digital assets at fair value. Income from digital assets is recognized within other income, net in the condensed consolidated statement of operations.
Concentrations of risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, digital assets, marketable securities, and accounts receivable. The Company places its cash, cash equivalents, restricted cash, digital assets and marketable securities with financial institutions that management believes are of high credit quality, although such deposits may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and restricted cash to date. Cash equivalents and marketable debt securities are invested in highly rated investments. Digital assets represents the Company’s investment in USDC. The issuer of USDC reported that as of June 30, 2025, underlying reserves were held in cash, short-duration U.S Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
One customer accounted for 14% of total accounts receivable as of June 30, 2025 and no customers accounted for 10% or greater of total accounts receivable as of December 31, 2024. There were no customers representing 10% or greater of revenue for the three or six months ended June 30, 2025 and 2024, respectively.
The Company relies upon a third-party hosted infrastructure partner globally to serve customers and operate certain aspects of its services, such as environments for development testing, training, sales demonstrations, and production usage. Accordingly, any disruption of or interference at its hosted infrastructure partner would impact its operations and its business could be adversely impacted.
Business combinations
The Company uses best estimates and assumptions, including but not limited to, the selection of valuation methodologies, future expected cash flows, costs to recreate developed technology, expected asset useful lives, and discount rates, to assign fair values to tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.
Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and related expenses, including associated payroll taxes and 401(k) contributions attributable to earned sales commissions, are deferred when they are considered to be incremental and recoverable costs of obtaining customer contracts. Deferred commissions, net of accumulated amortization, are included within prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The Company capitalized incremental costs of obtaining a contract of $5.7 million and $10.1 million during the three months ended June 30, 2025 and 2024, respectively, and $10.9 million and $17.1 million during the six months ended June 30, 2025 and 2024, respectively.
Deferred commissions, net included in prepaid and other current assets were $19.9 million and $17.9 million as of June 30, 2025 and December 31, 2024, respectively. Deferred commissions, net included in other assets were $30.2 million and $31.0 million as of June 30, 2025 and December 31, 2024, respectively.
Deferred commissions, net are amortized over a period of benefit of four years. The period of benefit is estimated by considering factors such as the length of the Company’s customer contracts, the impact of competition in the Company’s industry, historical attrition rates, and the useful life of the Company’s technology among other factors. Amortization of deferred commissions totaled $5.0 million and $3.4 million for the three months ended June 30, 2025 and 2024, respectively, and $9.7 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively, which is included in sales and marketing expense in the accompanying condensed consolidated statement of operations. There was no impairment loss in relation to deferred commissions, net for any period presented.
Recently issued accounting standards not yet adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income — Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, to expand expense disclosures by requiring disaggregated disclosure of certain income statement line items, including those that contain purchases of inventory, employee compensation, depreciation, and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied prospectively. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax disclosures primarily through changes in rate reconciliation and income taxes paid disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. This change requires application on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statement disclosures.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 2. Revenue
Deferred revenue
The changes in deferred revenue were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning of period	$406,636	$269,399	$381,363	$253,635
Billings and other(1)	276,151	212,959	529,623	384,952
Revenue	(249,640)	(177,198)	(477,839)	(333,427)
Balance, end of period	$433,147	$305,160	$433,147	$305,160
__________________
(1)Other primarily includes amounts for which the Company had a contractual right to bill and receive payment from the customer.
Approximately 70% of revenue recognized during the three months ended June 30, 2025 was from the deferred revenue balance as of March 31, 2025, and 67% of revenue recognized during the three months ended June 30, 2024 was from the deferred revenue balance as of March 31, 2024. Approximately 58% of revenue recognized during the six months ended June 30, 2025 was from the deferred revenue balance as of December 31, 2024 and 55% of revenue recognized during the six months ended June 30, 2024 was from the deferred revenue balance as of December 31, 2023.
Remaining performance obligations
As of June 30, 2025, the aggregate balance of remaining performance obligations that were unsatisfied or partially unsatisfied was $448.8 million. The substantial majority of the remaining performance obligations will be satisfied over the twelve months following June 30, 2025, with the balance to be recognized as revenue thereafter.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 3. Cash, Cash Equivalents, and Marketable Securities
The amortized cost, unrealized gains and losses and estimated fair value of the Company’s cash, cash equivalents, and marketable securities as of June 30, 2025 and December 31, 2024 consisted of the following:

As of June 30, 2025	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$265,440	$—	$—	$265,440
Money market funds	217,674	—	—	217,674
Commercial paper	119,911	—	(16)	119,895
Corporate bonds	207	—	—	207
U.S. agency securities	982	—	—	982
U.S. treasury securities	17,420	1	—	17,421
Total cash and cash equivalents	621,634	1	(16)	621,619
Debt securities:
U.S. agency securities	80,910	248	(9)	81,149
U.S. treasury securities	448,885	1,415	(63)	450,237
Commercial paper	72,617	7	(9)	72,615
Corporate bonds	276,012	972	(59)	276,925
Total debt securities	878,424	2,642	(140)	880,926
Total cash, cash equivalent, and debt securities	$1,500,058	$2,643	$(156)	$1,502,545
Other:
Bitcoin exchange traded fund(1)				90,793
Total cash, cash equivalents, and marketable securities				$1,593,338
__________________
(1)The Bitcoin exchange traded fund was initially measured at the transaction price and is carried at fair value.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)

As of December 31, 2024	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$398,910	$—	$—	$398,910
Money market funds	1,865	—	—	1,865
Commercial paper	86,184	2	(7)	86,179
Total cash and cash equivalents	486,959	2	(7)	486,954
Debt securities:
U.S. agency securities	100,793	285	(18)	101,060
U.S. treasury securities	371,209	915	(200)	371,924
Commercial paper	190,072	93	(10)	190,155
Corporate bonds	228,706	555	(308)	228,953
Total debt securities	890,780	1,848	(536)	892,092
Total cash, cash equivalent, and debt securities	$1,377,739	$1,850	$(543)	$1,379,046
Other:
Bitcoin exchange traded fund(1)				78,791
Total cash, cash equivalents, and marketable securities				$1,457,837
__________________
(1)The Bitcoin exchange traded fund was initially measured at the transaction price and is carried at fair value.
Debt securities were designated as available-for-sale and equity securities had readily determinable fair values as of June 30, 2025 and December 31, 2024.
Debt securities
The following table presents debt securities, including debt securities classified as cash equivalents, by contractual maturities:

	As of June 30, 2025
	Amortized Cost	Fair Value
Due in less than one year	$587,359	$587,782
Due in more than one year	429,585	431,649
Total	$1,016,944	$1,019,431

	As of December 31, 2024
	Amortized Cost	Fair Value
Due in less than one year	$624,748	$625,326
Due in more than one year	352,216	352,945
Total	$976,964	$978,271

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The Company had 133 and 117 marketable debt securities in unrealized loss positions as of June 30, 2025 and December 31, 2024, respectively. There were no material gains or losses that were reclassified out of accumulated other comprehensive income for any period presented.
As of June 30, 2025 and December 31, 2024, the Company’s marketable debt securities portfolio consisted of four security types, all of which contained investments that were in an unrealized loss position. The following tables present the breakdown of the marketable debt securities, including debt securities classified as cash equivalents, that had been in a continuous unrealized loss position aggregated by investment category as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$19,086	$(9)	$—	$—	$19,086	$(9)
U.S. treasury securities	128,074	(63)	—	—	128,074	(63)
Commercial paper	174,175	(25)	—	—	174,175	(25)
Corporate bonds	48,389	(59)	—	—	48,389	(59)
Total	$369,724	$(156)	$—	$—	$369,724	$(156)

	As of December 31, 2024
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$11,892	$(18)	$—	$—	$11,892	$(18)
U.S. treasury securities	68,843	(195)	7,527	(5)	76,370	(200)
Commercial paper	131,268	(17)	—	—	131,268	(17)
Corporate bonds	71,854	(308)	—	—	71,854	(308)
Total	$283,857	$(538)	$7,527	$(5)	$291,384	$(543)
The Company periodically evaluates its debt securities for expected credit losses. The unrealized losses on the debt securities were largely due to changes in interest rates. The credit ratings associated with corporate notes and obligations are highly rated and in line with the Company’s investment policy and the issuers continue to make timely principal and interest payments. The Company expects to recover the full carrying value of the debt securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses, and expects any credit losses would be immaterial based on the high-grade credit rating for the investments. As a result, the Company does not consider any portion of the unrealized losses on debt securities as of June 30, 2025 and December 31, 2024 to be unrecoverable.
Equity securities
Any unrealized losses on the Company’s Bitcoin exchange traded fund, classified as an equity security, are attributable to decreases in the fair value of Bitcoin. The fair market value of this investment is directly driven by the price of Bitcoin and therefore is more volatile in nature, but is not driven by credit specific factors and thus no expected credit losses have been recorded on the investment in any period presented.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Unrealized gains (losses) recognized on the Bitcoin exchange traded fund equity investment held were $21.3 million and $(4.0) million for the three months ended June 30, 2025 and 2024, respectively, and $12.0 million and $(3.7) million for the six months ended June 30, 2025 and 2024, respectively.
Interest income from cash, cash equivalents, and marketable securities was $15.9 million and $15.7 million for the three months ended June 30, 2025 and 2024, respectively, and $31.4 million and $33.5 million for the six months ended June 30, 2025 and 2024, respectively. Interest income is included in other income, net in the accompanying condensed consolidated statements of operations.
Note 4. Fair Value Measurements
The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

As of June 30, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$217,674	$—	$—	$217,674
Commercial paper	—	119,895	—	119,895
Corporate bonds	—	207	—	207
U.S. agency securities	—	982	—	982
U.S. treasury securities	—	17,421	—	17,421
Total cash equivalents	$217,674	$138,505	$—	$356,179
Marketable securities:
U.S. agency securities	$—	$81,149	$—	$81,149
U.S. treasury securities	—	450,237	—	450,237
Commercial paper	—	72,615	—	72,615
Corporate bonds	—	276,925	—	276,925
Bitcoin exchange traded fund	90,793	—	—	90,793
Total marketable securities	$90,793	$880,926	$—	$971,719
Digital assets	$30,136	$—	$—	$30,136

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,865	$—	$—	$1,865
Commercial paper	—	86,179	—	86,179
Total cash equivalents	$1,865	$86,179	$—	$88,044
Marketable securities:
U.S. agency securities	$—	$101,060	$—	$101,060
U.S. treasury securities	—	371,924	—	371,924
Commercial paper	—	190,155	—	190,155
Corporate bonds	—	228,953	—	228,953
Bitcoin exchange traded fund	78,791	—	—	78,791
Total marketable securities	$78,791	$892,092	$—	$970,883

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The Company had no transfers between levels of the fair value hierarchy during any period presented.
The Company classifies its highly liquid money market funds, Bitcoin exchange traded fund and digital assets within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its U.S. agency securities, U.S. treasury securities, commercial paper and corporate bonds within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The carrying amounts of the Company’s cash, restricted cash, accounts receivable, and accounts payable, approximate their fair values due to their short-term nature and are excluded from the fair value table above.
Note 5. Revolving Credit Facility
On June 27, 2025, the Company entered into a new credit agreement (the “Revolving Credit Agreement”) which provides for a revolving credit facility (the “Revolving Credit Facility”) of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit.
Pursuant to the terms of the Revolving Credit Facility, loans under the Revolving Credit Facility will incur interest at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.5%, and (z) the one month term SOFR plus 1.0% or (ii) term SOFR plus 1.0%. Additionally, the Company is required to pay commitment fees of 0.15% per annum on the undrawn portion of the commitments under the Revolving Credit Facility, which decreases to 0.1% per annum upon achievement of an enhanced debt to EBITDA ratio.
The Revolving Credit Agreement contains customary affirmative and negative covenants and customary events of default. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s assets. The Revolving Credit Facility matures on June 27, 2030.
As of June 30, 2025, the Company had no amounts or letters of credit issued and outstanding under the Revolving Credit Facility. The Company’s total available borrowing capacity under the Revolving Credit Facility was $500.0 million as of June 30, 2025. As of June 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.
Note 6. Business Combinations
Asset purchase
On April 7, 2025, the Company acquired the intellectual property assets and assembled workforce of a technology company for $14.0 million in cash. The technology company acquired offers an AI-based visual design and motion design platform for image editing. The acquisition was accounted for as a business combination under ASC 805, Business Combinations, and the allocation of the purchase consideration resulted in the recognition of acquired net assets of $4.8 million and goodwill of $9.2 million. The goodwill is primarily attributed to the value of the assembled workforce and is deductible for income tax purposes and will be amortized over 15 years.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Acquisition
On April 17, 2025, the Company acquired all outstanding equity interests of a technology company that is a self-hosted headless content management system and application framework, pursuant to an agreement and plan of merger. The purchase consideration of $10.4 million, consisted of cash and shares of the Company’s Class A common stock. The merger was accounted for as a business combination under ASC 805, Business Combinations, and the allocation of the purchase consideration resulted in the recognition of acquired net assets of $6.5 million and goodwill of $3.9 million. The goodwill is primarily attributed to the value of the assembled workforce and is not deductible for tax purposes.
In addition to the total purchase consideration described above, the Company issued approximately $22.2 million of its Class A common stock, which will continue to vest subject to the recipients continued service to the Company. The related stock-based compensation expense is recognized within research and development expense on a straight-line basis over the requisite service period of four years.
Note 7. Goodwill and Intangible Assets, Net
Intangible assets, net consisted of the following:

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Assembled workforce in asset acquisitions	$725	$(144)	$581	2.4
Licenses, domain names and other	474	(247)	227	1.7
Customer relationships	1,000	(101)	899	1.8
Developed technology	13,710	(2,190)	11,520	2.1
Total intangible assets	$15,909	$(2,682)	$13,227

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Assembled workforce in asset acquisitions	$725	$(24)	$701	2.9
Licenses, domain names and other	474	(170)	304	2.2
Developed technology	1,810	(304)	1,506	2.5
Total intangible assets	$3,009	$(498)	$2,511
Amortization expense was not material for each of the three and six months ended June 30, 2025 and 2024.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
As of June 30, 2025, future amortization expense by year is expected to be as follows:

Amount
2025	$4,336
2026	5,114
2027	3,074
2028	703
Total	$13,227
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. The changes in the carrying amounts of goodwill were as follows:

December 31, 2024	$11,398
Additions during the period (Note 6)	13,143
June 30, 2025	$24,541
Goodwill is not amortized, but rather is tested for impairment at least annually in the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not recognize any impairment of goodwill for the three or six months ended June 30, 2025 and 2024, respectively.
Note 8. Commitments and Contingencies
Hosting commitments
On May 31, 2025, the Company renewed its cloud hosting agreement with a third-party provider, which replaced a previous agreement. Under the terms of the non-cancelable agreement, the Company committed to purchase a minimum of $545.0 million in cloud hosting services over the next five years. The agreement runs through May 31, 2030 and the Company expects to utilize the remaining purchase commitments under this agreement over the remaining term of the agreement.
As of June 30, 2025, the future minimum payment obligations related to the Company’s hosting agreements were $535.8 million.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Lease commitments
Future minimum lease payments as of June 30, 2025 were as follows:

Amount
Remainder of 2025	$8,522
2026	13,973
2027	13,974
2028	13,632
2029	8,014
Thereafter	30,216
Total undiscounted future minimum lease payments	88,331
Less: present value discount	(15,134)
Total discounted future minimum lease payments	73,197
Less: prepaid rent	(1,359)
Less: tenant improvement allowances	(7,140)
Total operating lease liabilities	$64,698
Letters of credit
As of June 30, 2025 the Company had a total of $9.8 million in unsecured letters of credit outstanding, respectively, related to leased office spaces. The letters of credit renew annually and mature in 2026.
Legal matters
From time to time, the Company may become a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company believes that resolution of pending matters is not likely to have a material adverse impact on its condensed consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. The Company did not have any material liabilities in the condensed consolidated financial statements as a result of legal matters as of June 30, 2025 and December 31, 2024.
Indemnification and warranties
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs nor has it accrued any liabilities in its condensed consolidated financial statements as a result of these obligations.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Certain of the Company’s product offerings include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that the Company fails to meet those levels.
As of June 30, 2025 and December 31, 2024, the Company has not accrued for any liabilities in the condensed consolidated financial statements as a result of these service-level agreements.
In addition, the Company has agreed to indemnify its directors and officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.
Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Non-income based taxes payable	$10,061	$9,562
Income taxes payable	5,579	511
Customer deposits	4,679	4,507
Acquisition indemnification holdbacks	1,400	—
Other current liabilities	31,042	16,539
Total accrued and other current liabilities	$52,761	$31,119
Note 10. Stockholders’ Equity
Class A and Class B common stock
As of June 30, 2025, the Company was authorized to issue 615.5 million shares of Class A common stock and 147.9 million shares of Class B common stock, each at a par value of $0.00001, of which 138.5 million shares of Class A common stock and 78.2 million shares of Class B common stock were issued and outstanding. Included in the total number of shares outstanding as of June 30, 2025 are 0.7 million shares of Class A common stock subject to vesting, which are not considered outstanding for accounting purposes.
As of December 31, 2024, the Company was authorized to issue 571.0 million shares of Class A common stock and 119.0 million shares of Class B common stock, each at a par value of $0.00001 per share, of which 124.2 million shares of Class A common stock and 90.7 million shares of Class B common stock were issued and outstanding. Included in the total number of shares of Class A common stock outstanding as of December 31, 2024 are 0.1 million shares of Class A common stock subject to vesting, which are not considered outstanding for accounting purposes.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Holders of the Company’s common stock are entitled to dividends, if and when declared by the Company’s Board of Directors (“the Board of Directors”) and after any convertible preferred stock dividends are fully paid. As of June 30, 2025, no dividends were declared.
As of June 30, 2025 and December 31, 2024, the Company had reserved shares of common stock for future issuance, on an as converted basis, as follows:

	June 30, 2025	December 31, 2024
Convertible preferred stock	245,999	245,999
RSUs (including CEO Equity Awards) outstanding	110,524	73,951
Stock options outstanding	22,976	24,023
Common stock warrants	261	261
Remaining shares authorized for future issuance	11,754	2,864
Total	391,514	347,098
Equity incentive plans
As of June 30, 2025, the Company maintained two equity incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2021 Executive Equity Incentive Plan (the “2021 Plan”).
The 2012 Plan allowed the Company to grant stock options, restricted stock units (“RSUs”), and RSAs to employees, directors, and consultants of the Company. Under the 2012 Plan, the majority of RSUs granted have both a service-based vesting condition and a performance-based vesting condition. The performance vesting condition is satisfied on the earlier of (i) an acquisition or change in control of the Company or (ii) the earlier of (a) six months after the IPO or (b) March 15 of the calendar year following the IPO.
The 2021 Plan was established in June 2021 to allow the Company to grant stock options, RSUs, stock appreciation rights, and RSAs to Dylan Field, the Chair of the Board of Directors, its Chief Executive Officer, and President. Awards granted under the 2021 Plan in 2021 were all RSU awards, as further discussed below in the section titled “CEO equity awards.”
On February 13, 2025, the Board of Directors approved an increase to the number of shares of Class A common stock reserved for issuance under the 2012 Plan by 15.5 million shares.
On June 26, 2025, the Board of Directors approved the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective on July 29, 2025 in connection with the IPO. A total of 58.0 million shares of Class A common stock have been reserved for issuance under the 2025 Plan. As of June 30, 2025, there were no stock-based awards outstanding under the 2025 Plan. The number of shares reserved for issuance and sale under the 2025 Plan will increase automatically on the first day of each calendar year beginning on January 1, 2026 and ending with January 1, 2035. Such annual increase will be equal to the lesser of (i) 5% of the aggregate number of outstanding of all classes of the Company’s common stock on the December 31 immediately prior to the date of the increase and (ii) such shares determined by the Board of Directors (the “2025 Plan Evergreen Provision”). The 2025 Plan Evergreen Provision is calculated using the number of legally outstanding shares of common stock and may include shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
On June 26, 2025, the Board of Directors approved the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective on July 30, 2025 in connection with the IPO. The purpose of the 2025 ESPP is to enable eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of their eligible compensation. The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable purchase period. A total of 11.6 million shares of the Company’s Class A common stock have been reserved for issuance under the 2025 ESPP. The number of shares reserved for issuance and sale under the 2025 ESPP will increase automatically on the first day of each calendar year beginning on January 1, 2026 and ending with January 1, 2035. Such annual increase will be equal to the lesser of (i) 1% of the aggregate number of outstanding shares of all classes of the Company’s common stock on each December 31 immediately prior to the date of the increase and (ii) such shares determined by the Board of Directors (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and may include shares, such as unvested shares pursuant to early exercised stock options, that are not considered outstanding for accounting purposes. No more than 100.0 million shares of Class A common stock may be issued under the 2025 ESPP.
On June 30, 2025, the Compensation Committee of the Board of Directors approved an increase in the shares reserved for issuance under the 2021 Plan by 29.0 million additional shares of Class B common stock.
As of June 30, 2025, there were 85.4 million stock-based awards outstanding and 10.8 million shares available for issuance under the 2012 Plan.
As of June 30, 2025, there were 48.1 million stock-based awards outstanding and 1.0 million shares available for issuance under the 2021 Plan.
RSU release
In May 2024, the Company modified and released 34.6 million RSUs held by employees and former employees (including the 2021 CEO Market Award and the 2021 CEO Service Award, each as defined and further described below in the section titled “CEO equity awards”) to remove the performance-based vesting condition (“the RSU Release”), resulting in their remeasurement as of the modification date. The service-based vesting condition related to such RSUs had been met as of the modification date. Accordingly, these RSUs were fully vested as of the modification date, resulting in the recognition of stock-based compensation expense, net of amounts capitalized, of $801.2 million, and the release of the underlying common stock. A total of 1,486 grantees were affected by this modification. The remaining outstanding RSU awards were not modified and continue to be subject to both service-based and performance-based vesting conditions.
Tender offer
In order to provide its employees with liquidity subsequent to the Abandoned Merger with Adobe (as defined below), the Company facilitated a tender offer (the “2024 Tender Offer”), which opened on June 5, 2024 and closed on July 3, 2024, under which new and existing investors purchased an aggregate of 24.4 million shares of Class A common stock from investors, employees, and former employees of the Company at a purchase price of $23.19 per share for an aggregate purchase price of $566.7 million. Included in the shares of Class A common stock sold were 1.8 million shares of convertible preferred stock which were converted to Class A common stock at a 1:1 ratio immediately prior to closing. The Company determined that as a result of this transaction it had established a pattern of cash settlement of

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
immature shares and stock options, resulting in a modification to its equity incentive plans. The Company made this determination when considering that it had previously facilitated two prior tender offer transactions in its fiscal years ended December 31, 2021 and December 31, 2020. The ability for employees to cash settle equity awards is contingent on the Company facilitating a third-party tender offer. As such, as of the date of the opening of the 2024 Tender Offer, the fair value of the maximum number of immature shares of common stock and stock options eligible to participate in the 2024 Tender Offer was reclassified from additional paid-in-capital and recorded as a liability as of the date of the opening of the 2024 Tender Offer. To the extent that the fair value of the immature shares of common stock and stock options exceeded the amount of stock-based compensation expense previously recognized, the excess was recognized as additional stock-based compensation expense. Accordingly, the Company recorded incremental stock-based compensation expense of $56.6 million in connection with this Tender Offer during the three months ended June 30, 2024. The Company did not recognize any other stock-based compensation expense related to the 2024 Tender Offer as the purchase price was equal to the fair value of the common stock on the date of the transaction.
A summary of stock-based compensation expense recognized in the condensed consolidated statement of operations related to the RSU release and the incremental stock-based compensation expense from the 2024 Tender Offer is as follows, net of amounts capitalized as internal-use software:

Three Months Ended
June 30, 2024
Cost of revenue	$24,858
Research and development	462,683
Sales and marketing	186,659
General and administrative	183,618
Total	$857,818
Stock options
No stock options were granted under the 2012 Plan or the 2021 Plan during the three or six months ended June 30, 2025. A summary of stock option activity and weighted-average exercise prices under the 2012 Plan and related information for the six months ended June 30, 2025 is as follows:

	Number of stock options outstanding under the 2012 Plan	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	24,023	$10.18	4.4	$333,861
Options exercised	(1,047)	19.72	—	—
Options forfeited	—	—	—	—
Outstanding as of June 30, 2025	22,976	$9.74	3.9	$348,421
Vested and exercisable as of June 30, 2025	22,976	$9.74	3.9	$348,421
As of June 30, 2025, there were no early exercised options subject to repurchase. As of June 30, 2025, there was no unrecognized stock-based compensation related to outstanding stock options.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The following table summarizes information about the value of options exercised and total fair value of options vested during the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Intrinsic value of options exercised	$1,939	$3,765	$5,416	$5,494
RSUs
The fair value of RSUs is determined using the fair value of the Company’s stock on the date of grant. The following table summarizes the activity for the Company’s unvested RSUs under the 2012 Plan during the six months ended June 30, 2025:

	Number of RSUs outstanding under the 2012 Plan	Weighted-average grant date fair value per share
Unvested at December 31, 2024	54,826	$22.80
RSUs granted	10,897	32.57
RSUs forfeited	(3,284)	25.27
Total RSUs outstanding at June 30, 2025	62,439	24.37
RSUs vested, not yet released at June 30, 2025	(29)	32.55
Unvested at June 30, 2025	62,410	$24.37
Primary financings
In connection with the RSU Release, during the three months ended June 30, 2024, the Company withheld approximately 18.1 million shares from the RSU holders to cover federal, state, and foreign withholding tax obligations. These withheld shares were returned to the Company’s available reserve under the 2012 Plan and the 2021 Plan, as applicable. In connection with the RSU Release, the Company simultaneously issued and sold 18.1 million shares of Class A common stock to new and existing investors to cover the respective employee tax liability owed to federal, state, and foreign tax jurisdictions as a result of the RSU Release. The Company received proceeds of approximately $419.0 million based on a purchase price of $23.19 per share.
Unrecognized stock-based compensation
Excluding the 2021 CEO Market Award and 2021 CEO Service Award, the Company had total unrecognized stock-based compensation related to RSUs of $1.5 billion as of June 30, 2025.
As of June 30, 2025, 62.4 million RSUs were outstanding, excluding the 2021 CEO Market Award and 2021 CEO Service Award. Of the RSUs outstanding, excluding the 2021 CEO Market Award and 2021 CEO Service Award, 16.7 million RSUs had met their service condition.
If the performance vesting condition had been met on June 30, 2025, the Company would have recorded stock-based compensation of $777.5 million and unrecognized stock-based compensation related to the unvested RSUs, excluding the 2021 CEO Market Award and 2021 CEO Service Award, as of June 30, 2025 would have been $738.6 million, and that would have been recognized over a weighted-average remaining requisite service period of 2.3 years. The recognition of stock-based compensation would affect

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
the cost of revenue, research and development, sales and marketing, and general and administrative operating expense line items.
CEO equity awards
2021 CEO Market Award
In October 2021, the Board of Directors approved a grant to Mr. Field, of RSUs, with respect to 11.3 million shares of Class B common stock (the “2021 CEO Market Award”). The grant has service-based, market-based, and performance-based vesting conditions.
The award is comprised of three tranches that are eligible to vest based on the achievement of certain public market capitalization targets as follows:

Tranche	Public market capitalization targets		Shares of Class B common stock vested (thousands)
1	$15	billion	1,875
2	$20	billion	3,750
3	$25	billion	5,625
			11,250
The performance period for each tranche begins on the first trading day following the later of (a) the Company’s IPO date, or (b) October 27, 2021 and ends on the earliest to occur of (i) the date on which all shares subject to the 2021 CEO Market Award vests, (ii) the date Mr. Field ceases to satisfy the service-based vesting condition, (iii) the seventh anniversary of the grant date, or (iv) the occurrence of an acquisition of the Company prior to the Company’s IPO date. Public market capitalization is calculated on a fully-diluted basis implied by the volume weighted-average price for any 30-day trading period after the completion of an initial public offering, or in the case of an acquisition of the Company, the aggregate amount actually distributed to holders of the Company’s capital stock.
The 2021 CEO Market Award contains an implied performance-based vesting condition satisfied upon the initial public offering or change in control date because no shares subject to the grant will vest unless one of these two events occurs. The 2021 CEO Market Award was not modified as part of the RSU Release in May 2024. Accordingly, as of June 30, 2025, all compensation expense related to the 2021 CEO Market Award was unrecognized because the performance-based vesting condition was not deemed probable of being achieved. The Company had $72.2 million of total unrecognized stock-based compensation related to the 2021 CEO Market Award as of June 30, 2025.
The Company estimated the grant date fair value of the 2021 CEO Market Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the public market capitalization targets may not be satisfied. The weighted-average grant date fair value of the award was estimated to be $6.42 per share, and the Company will recognize total stock-based compensation expense of $72.2 million once the performance-based vesting condition is satisfied. The Company will recognize stock-based compensation expense regardless of whether the market conditions are achieved.
2021 CEO Service Award
In October 2021, the Board of Directors approved a grant to Mr. Field, of RSUs, with respect to 11.3 million shares of Class B common stock (the “ 2021 CEO Service Award”). The grant has service-based and performance-based vesting conditions.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The award is comprised of four tranches that vest annually beginning on July 1, 2022 so long as the CEO is in continuous service through each applicable vesting date.
In May 2024, the 2021 CEO Service Award was modified to remove the performance-based vesting condition satisfied upon the Company’s IPO or change in control date for RSUs for which the service-based vesting condition had been met as of the modification date. Accordingly, these RSUs were remeasured and fully vested as of the modification date, resulting in the recognition of stock-based compensation expense of $78.3 million, and the release of 3.4 million shares of Class B common stock. The remaining outstanding RSU awards were not modified and continue to be subject to both service-based and performance-based vesting conditions. The Company will recognize total remaining stock-based compensation expense of $84.1 million once the performance-based vesting condition is satisfied.
2025 CEO Stock Price Award
On June 30, 2025, the Board of Directors approved a grant to Mr. Field of RSUs with respect to 14.5 million shares of Class B common stock (the “2025 CEO Stock Price Award”). The grant has service-based, market-based, and performance-based vesting conditions.
The award is comprised of seven tranches that are eligible to vest based on the achievement of certain public market capitalization targets as follows:

Tranche	Stock price targets	Percentage of shares of Class B common stock vested
1	$60 per share	15%
2	$70 per share	15%
3	$80 per share	15%
4	$90 per share	15%
5	$100 per share	14.5%
6	$110 per share	13.5%
7	$130 per share	12%
		100%
The performance period for each tranche begins upon the IPO and ends on the earlier of (i) the tenth anniversary of the IPO, or (ii) the occurrence of a change in control. As to any portion of the 2025 CEO Stock Price Award that satisfies the market-based vesting condition, the service-based vesting condition will be satisfied in seven substantially equal installments on each of the first seven anniversaries of the vesting commencement date, as long as the CEO is in continuous service through the applicable vesting date. The 2025 CEO Stock Price Award contains an implied performance-based vesting condition satisfied upon the IPO or change in control date because no shares subject to the grant will vest unless one of these two events occurs. Accordingly, as of June 30, 2025, all compensation expense related to the 2025 CEO Stock Price Award was unrecognized because the performance-based vesting condition had not been met. The Company estimated the grant date fair value of the 2025 CEO Stock Price Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price targets may not be satisfied. The weighted-average grant date fair value of the award was estimated to be $27.45 per share. The Company had $397.5 million of total unrecognized stock-based compensation related to the 2025 CEO Stock Price Award as of June 30, 2025 that will be recognized on a tranche-level basis over a weighted-average service period of approximately 4.5 years. The requisite service period for each individual tranche of the award in which stock-based compensation will be recognized over is equal to the longer of the explicit, implicit or derived service period for each tranche.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
2025 CEO Service Award
In June 2025, the Board of Directors approved a grant to Mr. Field, of RSUs, with respect to 14.5 million shares of Class B common stock (the “2025 CEO Service Award”). The grant has only service-based vesting conditions. The award is comprised of five tranches that vest on the anniversary of the vesting commencement date, of 10%, 20%, 20%, 20%, and 30%, so long as the CEO is in continuous service through each applicable vesting date.
During the three months ended June 30, 2025, the Company recognized $0.3 million in stock-based compensation related to the 2025 CEO Service Award. As of June 30, 2025, the Company had $464.1 million in remaining unrecognized stock-based compensation related to the award that will be recognized over the remaining requisite service period of 5.0 years.
Note 11. Net Income (Loss) Per Share
The Company computes earnings per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are the same, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income (loss), and as such have been combined for the purpose of calculating net income (loss) per share. The Company’s participating securities also include convertible preferred stock, which do not have a legal obligation to share in the Company’s losses.
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of total common stock outstanding.
For the three and six months ended June 30, 2024, diluted net income (loss) per share is the same as basic net income (loss) per share because the effects of potentially dilutive securities were antidilutive given there was no net income attributable to common stockholders. For the three and six months ended June 30, 2025, diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the if-converted method for the Company’s outstanding preferred stock, the treasury stock method for the Company’s other potentially dilutive securities, and is ultimately reflected as the more dilutive of the two-class method or these methods prescribed.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income per share:
Numerator:
Net income (loss) attributable to common stockholders	$846	$(827,854)	$21,777	$(814,329)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	215,062	188,782	214,973	179,703
Net income (loss) per share, basic	$—	$(4.39)	$0.10	$(4.53)
Diluted net income per share:
Numerator:
Net income (loss) attributable to common stockholders	$846	$(827,854)	$21,777	$(814,329)
Reallocation of net income to common stockholders considering potentially dilutive securities	34	—	856	—
Net income (loss) attributable to common stockholders considering potentially dilutive securities	$880	$(827,854)	$22,633	$(814,329)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	215,062	188,782	214,973	179,703
Effect of dilutive securities:
Stock options	16,351	—	16,152	—
Warrants	260	—	260	—
RSUs(1)	29	—	1	—
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	231,702	188,782	231,386	179,703
Net income (loss) per share, diluted	$—	$(4.39)	$0.10	$(4.53)

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs(1)	57,634	52,470	56,930	57,692
Unvested RSAs	623	219	354	378
CEO Equity Awards(2)	19,443	20,831	19,285	21,666
Convertible preferred stock(3)	—	247,819	—	247,819
Stock options	—	18,291	—	18,459
Warrants	—	261	—	261
Total	77,700	339,891	76,569	346,275
__________________
(1)During the three and six months ended June 30, 2025, RSUs excluded in the diluted per share calculations under the two class method include both RSUs subject to both a service and performance condition due to RSUs being contingently issuable as of June 30, 2025 (as the performance condition had not been met), along with certain RSUs subject to only a service condition because the impact would be anti-dilutive. For the three and six months ended June 30, 2024, RSUs excluded in the dilutive per share calculation include only RSUs subject to both a service and performance condition which were excluded due to RSUs being contingently issuable as of June 30, 2024.
(2)In October 2021, the Board of Directors approved a grant to the Company’s CEO of RSUs with respect to 22.5 million shares of Class B common stock. In June 2025, the Board of Directors approved a grant to the Company’s CEO of RSUs with respect to 29.0 million shares of Class B common stock. See Note 10 “Stockholders’ Equity” for further details.
(3)For the three and six months ended June 30, 2024, convertible preferred stock was not included in the dilutive per share calculation under the two class method, as the convertible preferred stockholders were not legally obligated to share in the Company’s losses. For the three and six months ended June 30, 2025, convertible preferred stock was included in the dilutive per share calculation under the two class method.
Note 12. Other Income, Net
Other income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$15,770	$15,730	$31,298	$33,561
Unrealized gains (losses) on equity securities	22,121	(4,015)	13,855	(3,703)
Other expense, net	(913)	(1,576)	(901)	(2,534)
Total other income, net	$36,978	$10,139	$44,252	$27,324

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 13. Income Taxes
The Company computed the income tax provision by applying the estimated effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s effective tax rates were as follows for each respective period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective tax rate	27.7%	6.3%	15.1%	4.7%
The difference between the U.S. statutory rate and the Company’s effective tax rate for all periods presented was primarily due to the valuation allowances on the Company’s deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets in the United States, including all U.S. state jurisdictions, and foreign jurisdictions as of June 30, 2025, as it is not more likely than not that they will be realized.
The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.
The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.
Note 14. Segment and Geographic Information
Segment information
The Company’s chief operating decision maker (“CODM”) is the CEO. The Company manages its operations and allocates resources as a single operating segment at the consolidated level. Accordingly, the CODM uses consolidated net income (loss), as reported on the condensed consolidated statements of operations, to assess performance of the Company and to allocate resources as part of the annual reporting process and to assess the performance of the Company’s single reportable segment, primarily by monitoring actual results versus the actual plan.
The significant expenses reviewed by the CODM are consolidated operating expenses and stock-based compensation, as presented in the condensed consolidated statement of operations. Consolidated operating expenses include research and development, sales and marketing, and general and administrative expenses. Research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expense. Other segment items consist of other income, net and provision for (benefit from) income taxes, as presented in the condensed consolidated statement of operations.
The CODM does not evaluate segment performance using balance sheet information.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Geographic areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area which primarily consist of property and equipment, net and operating lease right-of-use assets, and are attributed to a country based on the physical location of the assets. Aggregate property and equipment, net and operating lease right-of-use assets by geographic area was as follows:

	As of
	June 30, 2025	December 31, 2024
United States	$74,748	$39,606
International	6,106	4,217
Total	$80,854	$43,823
No single country outside of the United States accounted for more than 10% of total long-lived assets as of June 30, 2025 and December 31, 2024, respectively.
Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$116,766	$85,198	$224,229	$161,787
International	132,874	92,000	253,610	171,640
Total	$249,640	$177,198	$477,839	$333,427
No single country outside of the United States accounted for more than 10% of total revenue for the three and six months ended June 30, 2025 and 2024, respectively.
Note 15. Subsequent Events
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on the consolidated financial statements.

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
RSU grants
In July 2025, the Board of Directors granted 9.1 million RSUs. The Company currently estimates that the total stock-based compensation expense related to these RSUs will be approximately $289.8 million. These RSUs will vest upon satisfaction of service-based vesting conditions and the corresponding stock-based compensation expense will be recognized over the respective requisite service period, which is typically four years.
Revolving Credit Facility
On July 30, 2025, the Company drew approximately $330.5 million on the Revolving Credit Facility in order to pay a portion of the Company’s anticipated withholding and remittance obligations related to the vesting and settlement of RSUs for which the performance-based vesting condition had been satisfied in connection with the IPO. The Company repaid amounts borrowed on the Revolving Credit Facility in full on August 1, 2025.
Acceleration of Performance-Based Vesting Condition
On July 30, 2025, the Board of Directors approved the acceleration of the performance-based vesting condition for awards for which the service condition was satisfied as of the IPO date, to occur upon the effectiveness of the registration statement related to the Company’s IPO instead of on the earlier of (a) six months after the Company’s IPO or (b) March 15 of the calendar year following the Company’s initial public offering. Upon completion of the IPO, the Company recognized a one-time cumulative stock-based compensation expense of $975.7 million related to RSUs for which the service-based vesting condition was satisfied or partially satisfied as the performance condition was satisfied.
2025 Equity Incentive Plan
On July 31, 2025, in connection with the IPO and the adoption of the 2025 Plan, 3.4 million total shares of common stock that were available for issuance under the 2012 Plan and the 2021 Plan became available for issuance under the 2025 Plan as Class A common stock, and the Company ceased granting awards under the 2021 Plan and the 2012 Plan. All future equity awards granted by the Company will be granted from the 2025 Plan as Class A common stock. Any outstanding awards granted under the 2021 Plan and 2012 Plan remain subject to the terms of the 2021 Plan and 2012 Plan, as applicable, and any shares that are forfeited or repurchased by the Company under the 2021 Plan or 2012 Plan will be automatically transferred to be available for issuance under the 2025 Plan.
Initial Public Offering
On August 1, 2025, the Company completed its IPO, in which it issued and sold an aggregate of 12,472,657 shares of Class A common stock at a public offering price of $33.00 per share, resulting in net proceeds to the Company of approximately $393.1 million after deducting underwriting discounts and commissions, but before deducting offering expenses payable by the Company. In addition, selling stockholders sold 30,004,984 shares of Class A common stock in the IPO, including 5,540,561 shares of Class A common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase shares of Class A common stock, at the public offering price of $33.00 per share. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders. Further, all of the outstanding shares of the Company’s convertible preferred stock converted into 246.0 million shares of Class A common stock. Upon completion of the IPO, approximately

FIGMA, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
$10.6 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds.
Purchase commitment
On August 22, 2025, the Company renewed its service agreement with a third-party provider. Under the terms of the non-cancellable agreement, the Company committed to purchase a minimum of $32.9 million in services over the next three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the final prospectus for our initial public offering (“IPO”) dated as of July 30, 2025 and filed with the Securities and Exchange Commission (“SEC”), pursuant to Rule 424(b)(4), on July 31, 2025 (the “Final Prospectus”). This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements.
Overview
Figma is where teams come together to turn ideas into the world’s best digital products and experiences. We launched Figma Design in 2015 using WebGL technology to bring design into the browser for the first time, making it easier and more efficient for designers to work alongside developers, product managers, researchers, and other participants in the product development process. Since then, we have added products and features to support the process of going from idea to product.
In 2021, we launched our second product: FigJam, an online whiteboarding tool. Then, in 2023 we launched Dev Mode, a product tailored for developers. In 2024, we introduced Figma Slides to give teams a new tool to drive strategy and alignment along the way.
In 2025, we doubled our product portfolio with the launch of four new products: Figma Sites, Figma Make, Figma Buzz, and Figma Draw. Figma Sites is a product that lets you design a website and directly publish it to the web, with a URL of your choice. Figma Make is an artificial intelligence (“AI”)-powered tool that turns a prompt into a fully functional prototype. Figma Buzz is a product for easily creating marketing assets like social media assets and digital ads at scale. And Figma Draw provides a dedicated space for finer vector editing required when drawing detailed iconography and product illustrations.
With the addition of these new products and increasing AI functionality across our platform, Figma has expanded to help teams go from idea to shipped product all in one place. We believe AI will continue to accelerate this journey by helping users of all skill levels to ideate, iterate, and build faster. We are continuing to invest in AI so our customers can continue to innovate and push what is possible on our platform.

As we have grown our platform, we have also grown our community of both free and paying users, in part by offering enhanced features and functionality based on user and organizational needs. Our free Starter plan makes it easy for anyone to quickly get started with Figma and experience the benefits of our platform. More advanced functionality is available on our paid plans, including our Professional, Organization, and Enterprise plans, each of which are designed to meet the specific and sometimes complex needs of teams.
Factors Impacting our Operating Results
Abandoned Merger with Adobe, Inc.
On September 15, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adobe, Inc. (“Adobe”) and certain of Adobe’s wholly-owned subsidiaries.
On December 17, 2023, we mutually agreed with Adobe to terminate the Merger Agreement based on the joint assessment that there was no clear path to obtain the required regulatory approvals for the transaction to close (the “Abandoned Merger with Adobe”). We incurred transaction costs and other related expenses associated with the Abandoned Merger with Adobe of $4.4 million and $9.2 million for the three and six months ended June 30, 2024, respectively. The operating cash outflow associated with these transaction costs and other related expenses was $0.3 million and $68.4 million for the three and six months ended June 30, 2024. Additionally, we paid $185.6 million in federal and state income taxes related to the transaction during the three and six months ended June 30, 2024, which was included in cash flows used in operating activities in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
May 2024 Restricted Stock Unit Release
Following the Abandoned Merger with Adobe, we wanted to provide existing equity holders, including holders of restricted stock units (“RSUs”), the opportunity to sell a portion of their eligible equity holdings in a tender offer (the “2024 Tender Offer”). In order to allow holders of RSUs to participate, in May 2024, we modified certain RSUs for which the service-based condition was satisfied to remove the performance-based vesting condition (the “May 2024 RSU Release”), resulting in the recognition of stock-based compensation expense, net of amounts capitalized, of $801.2 million during the three and six months ended June 30, 2024.
Our operating expenses were significantly increased during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2025 as a result of the May 2024 RSU Release. See Note 10 “Stockholders’ Equity” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions. The calculation of the key metrics discussed below may differ from other similarly titled metrics used by other companies, securities analysts, or investors.

	As of
	June 30 2025	June 30 2024
Paid Customers with more than $10,000 in ARR	11,906	9,071
Paid Customers with more than $100,000 in ARR	1,119	787
Net Dollar Retention Rate	129%	130%
We define a Paid Customer as a customer account that is billed separately for which we have an active paid subscription as of the last day of the applicable period of measurement.1 A single organization with multiple divisions, segments, subsidiaries, or subscribing teams that are each billed separately are counted as multiple Paid Customers.
We calculate annual recurring revenue (“ARR”) as the annualized value of our active customer agreements as of the measurement date, assuming any agreement that expires during the next twelve months following the measurement date is renewed on existing terms.2 ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates.
Paid Customers with more than $10,000 in ARR
We believe that the number of Paid Customers with more than $10,000 in ARR on our platform is an important indication of the value that our products deliver. We define a Paid Customer with more than $10,000 in ARR as a Paid Customer with a total of $10,000 or more of ARR as of the last day of the applicable period of measurement. We believe that $10,000 in ARR is an important threshold, as it is a strong indicator of significant paid usage of our products.
Paid Customers with more than $100,000 in ARR
We believe that the number of Paid Customers with $100,000 or more in ARR on our platform is indicative of our ability to scale our platform with our customers as well as our ability to support larger organizations. We define a Paid Customer with more than $100,000 in ARR as a Paid Customer with $100,000 or more of ARR as of the last day of the applicable period of measurement.
Net Dollar Retention Rate
We believe that Net Dollar Retention Rate is an important metric as it measures our ability to both retain our existing customers and grow within our customer base. We calculate Net Dollar Retention Rate as of the applicable period of measurement by starting with the ARR of Paid Customers with more than $10,000 in ARR as of twelve months prior to such date of measurement (“Prior Period ARR”). We then calculate the ARR for those same customers as of the applicable period of measurement (“Current Period ARR”). We then divide Current Period ARR by Prior Period ARR to calculate our Net Dollar Retention Rate for the applicable date of measurement. Our Net Dollar Retention Rate reflects customer expansion,
(1) A customer account is considered active when seats are provisioned to the customer at the start of their subscription. In cases where contracts are signed but not provisioned as of the last date of the applicable period of measurement, the customer account is counted as active if provisioning takes place no more than 15 days after the last day of the applicable period of measurement.
(2) A customer agreement is considered active when seats are provisioned to the customer at the start of their subscription. In cases where contracts are signed but not provisioned prior to the measurement date, the customer agreement is counted as active if provisioning takes place no more than 15 days after the measurement date.

contraction, and churn. We calculate Net Dollar Retention Rate using ARR from Paid Customers with more than $10,000 in ARR because we believe that $10,000 in ARR is an important threshold, as it is a strong indicator of significant paid usage of our products.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles (“GAAP”), we believe the below non-GAAP financial measures are useful in evaluating our operating performance. We use the below non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income and non-GAAP operating margin as income (loss) from operations and operating margin, respectively, excluding stock-based compensation expense, amortization of stock-based compensation expense included in capitalized internal use software development costs, and amortization of acquired intangibles from acquisitions. Additionally, we exclude certain non-recurring charges, including transaction costs and other related expenses associated with the Abandoned Merger with Adobe, employer payroll taxes related to the May 2024 RSU Release and 2024 Tender Offer, and 2024 Tender Offer transaction costs. Non-GAAP operating margin represents non-GAAP operating income as a percentage of revenue.

The following table reflects the reconciliation of income (loss) from operations to non-GAAP operating income and non-GAAP operating margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except percentages)
Income (loss) from operations	$2,076	$(894,287)	$41,825	$(881,766)
Plus: Stock-based compensation expense(1)	7,310	858,390	7,507	858,997
Plus: Amortization of stock-based compensation included in capitalized internal use software development costs	188	9	274	16
Plus: Transaction costs and other related expenses associated with the Abandoned Merger with Adobe(2)	—	4,401	—	9,182
Plus: Employer payroll taxes related to the May 2024 RSU Release and 2024 Tender Offer	—	25,655	—	25,655
Plus: Amortization of acquired intangibles from acquisitions	1,898	—	1,898	—
Plus: 2024 Tender Offer transaction costs(3)	—	10,712	—	10,863
Non-GAAP operating income	$11,472	$4,880	$51,504	$22,947
Operating margin	1%	(505)%	9%	(265)%
Non-GAAP operating margin	5%	3%	11%	7%
__________________
(1)The increase in stock-based compensation expense for the three and six months ended June 30, 2024 is primarily related to the May 2024 RSU Release. See the section titled “Factors Impacting our Operating Results—May 2024 Restricted Stock Unit Release” for further information.
(2)Transaction costs and other related expenses associated with the Abandoned Merger with Adobe include legal, accounting, professional services fees, local business taxes and non-recurring compensation expenses related to the transaction.
(3)2024 Tender Offer transaction costs includes legal and professional services fees.
Free Cash Flow and Adjusted Free Cash Flow
We define Free Cash Flow as GAAP net cash provided by (used in) operating activities less capital expenditures and capitalized internal use software development costs, if any. Adjusted Free Cash Flow is a non-GAAP financial measure that we calculate as Free Cash Flow plus transaction costs and other related expenses associated with the Abandoned Merger with Adobe and estimated income taxes related to the Abandoned Merger with Adobe. Adjusted Free Cash Flow Margin represents Adjusted Free Cash Flow divided by revenue. Transaction costs and other related expenses include legal, accounting, professional services fees, local business taxes and non-recurring compensation expenses related to the transaction. We believe that Free Cash Flow and Adjusted Free Cash Flow are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment and capitalized internal use software development costs, can be used for strategic initiatives, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. We have adjusted our Free Cash Flow by transaction costs and other related expenses associated with the Abandoned Merger with Adobe, and estimated income taxes attributable to the Abandoned Merger with Adobe because we do not expect such items to occur in the future periods and we believe that this provides greater comparability across periods. Free Cash Flow and Adjusted Free Cash Flow have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. Some of the limitations of Free Cash Flow and Adjusted Free Cash Flow are that these metrics do not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting their usefulness as comparative measures. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. These activities, along with certain increased operating expenses as described below, may result in a decrease in Free Cash Flow as a percentage of revenue in future periods.
The following table presents our cash flows for the periods presented and a reconciliation of Free Cash Flow and Adjusted Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$62,455	$(178,243)	$159,632	$(196,382)
Less: Capital expenditures	(1,134)	(399)	(2,008)	(902)
Less: Capitalized internal use software development costs	(718)	(1,170)	(2,439)	(2,178)
Free Cash Flow	$60,603	$(179,812)	$155,185	$(199,462)
Add: Transaction costs and other related expenses associated with the Abandoned Merger with Adobe(1)	—	322	—	68,444
Add: Estimated income taxes related to the Abandoned Merger with Adobe(2)	—	185,617	—	185,617
Adjusted Free Cash Flow	$60,603	$6,127	$155,185	$54,599
Net cash used in investing activities	$(74,826)	$(173,216)	$(33,575)	$(509,846)
Net cash provided by financing activities	$15,445	$21,860	$15,784	$21,900
Operating Cash Flow Margin(3)	25%	(101)%	33%	(59)%
Free Cash Flow Margin	24%	(102)%	33%	(60)%
Adjusted Free Cash Flow Margin(4)	24%	4%	33%	16%
__________________
(1)Transaction costs and other related expenses associated with the Abandoned Merger with Adobe include legal, accounting, professional services fees, local business taxes and non-recurring compensation expenses related to the transaction.
(2)The estimated income taxes related to the Abandoned Merger with Adobe represents our assessment of the transaction’s impact on our 2023 federal and state income tax payments, which were included in cash provided by operating activities for the three and six months ended June 30, 2024.
(3)Operating Cash Flow Margin is calculated as net cash provided by (used in) operating activities divided by revenue.
(4)Adjusted Free Cash Flow Margin is a non-GAAP financial measure that is calculated as Adjusted Free Cash Flow divided by revenue.
Key Components of Results of Operations
Revenue
We generate revenue from sales of subscriptions to our platform. Our subscription agreements generally have monthly or annual contractual terms. Our agreements are generally non-cancelable and we typically invoice our customers in advance. At the end of each quarterly period of the contract, we invoice certain customers for additional seats added during the quarter, inclusive of amounts due for services delivered and amounts due for the remaining term of the subscription. We record deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable and revenue is recognized ratably over the related contractual term.
Our revenue is driven primarily by the number of paying customers and the price we charge for access to our platform, which varies based on the type of plan and products to which a customer subscribes.
Costs That May Impact Multiple Line Items
Employee-Related Costs and Overhead Allocation. Employee-related costs include salaries, bonuses and benefits, and stock-based compensation for cost of revenue and each operating expense category. Overhead costs represent shared costs that are not specific to a functional group and are allocated based on headcount. Such costs include costs associated with office facilities, IT-related personnel expenses, depreciation of property and equipment, and other expenses, such as software subscription fees. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
AI and Related Costs. As a part of our product innovation, we have made and will continue to make significant investments to integrate AI, including generative AI, into our platform. We expect that the use of AI technologies and our investments to integrate AI into our platform will impact our business, operating results, and financial condition. For example, in the short-term, we expect that our AI investments and use of AI technologies, including spend on AI inference and model training, will impact our cost of revenue, research and development expenses, and potentially impact our sales and marketing expenses, which we expect to negatively impact our gross margins and operating margins. Given the newness and rapid development of these technologies, the impacts on our gross margins and operating margins, and our business, operating results, financial condition, and future prospects over the longer term are currently unknown.
Cost of Revenue
Cost of revenue consists primarily of technical infrastructure and hosting costs, including AI inference, employee-related costs, including stock-based compensation, for infrastructure and product support teams for paid users of Figma, payment processing fees, amortization of capitalized internal-use software development costs, amortization of developed technologies, and allocated overhead. Depending on the timing of investments in our platform, including those related to our AI initiatives, we expect that our cost of revenue will increase in absolute dollars as our business grows and will fluctuate as a percentage of our revenue from period-to-period depending on the timing of these investments.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of the timing and amount of technical infrastructure and hosting costs, AI and related efforts, and other investments to expand our products and geographical coverage.
Operating Expenses
Research and development. Our research and development expenses consist primarily of employee-related costs, including stock-based compensation, technical infrastructure and hosting costs,

professional service fees, software subscription fees, and allocated overhead. We expense our research and development costs as they are incurred, other than capitalized internal-use software development costs. Our research and development expenses as a percentage of revenue of 302% and 176% for the three and six months ended June 30, 2024, respectively, were primarily driven by the May 2024 RSU Release. We expect to incur significant research and development expenses in 2025 relating to the expected vesting and settlement of our outstanding RSUs in connection with our IPO. Over time, we expect that our research and development expenses will increase in absolute dollars relative to our research and development expenses prior to 2024 and 2025, as we continue to invest in our platform. However, depending on the timing of our investments, including those related to our AI initiatives, we anticipate that research and development expenses may fluctuate as a percentage of our revenue from period-to-period.
Sales and marketing. Our sales and marketing expenses consist primarily of employee-related costs, including stock-based compensation, expenses associated with our marketing and brand advertising campaigns, events, such as annual user conferences, including Config, amortization of sales commissions, amortization of acquired customer relationships, professional service fees, software subscription fees, and allocated overhead. Additionally, we classify within sales and marketing technical infrastructure and hosting costs as well as overhead costs for our infrastructure and product support teams related to the users of our free version of Figma. We capitalize and subsequently amortize sales commissions and related expenses, including associated payroll taxes and 401(k) contributions, over the estimated period of benefit, which we have determined to be four years. Our sales and marketing expenses as a percentage of revenue of 156% and 99% for the three and six months ended June 30, 2024, respectively, were driven in part by the May 2024 RSU Release. We expect to incur significant sales and marketing expenses in 2025 relating to the expected vesting and settlement of our outstanding RSUs in connection with our IPO. Over time, we expect that our sales and marketing expenses will increase in absolute dollars relative to our sales and marketing expenses prior to 2024 and 2025, as our business grows and we continue to scale our go-to-market organization. However, depending on the timing of our investments, including those related to our AI initiatives, we anticipate that sales and marketing expenses will fluctuate as a percentage of revenue from period-to-period.
General and administrative. Our general and administrative expenses consist primarily of employee-related costs, including stock-based compensation, for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include general business expenses, professional service fees, software subscription fees, and allocated overhead. We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. Our general and administrative expenses as a percentage of revenue of 124% and 73% for the three and six months ended June 30, 2024, respectively, were primarily driven by the May 2024 RSU Release. We expect to incur significant general and administrative expenses in 2025 relating to the expected vesting and settlement of our outstanding RSUs in connection with our IPO and other expenses relating to our IPO. Further, we expect to incur additional expenses as a result of operating as a newly public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. Over time, we expect that our general and administrative expenses will increase in absolute dollars relative to our general and administrative expenses prior to 2024 and 2025, as our business grows. However, we anticipate that general and administrative expenses will decrease as a percentage of revenue over time, although these expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses.

Other Income, Net
Other income, net consists primarily of interest income earned on our cash, cash equivalents, digital assets, and marketable securities, unrealized and realized gains or losses on equity securities, which includes our investments in a Bitcoin exchange traded fund and strategic investments, gains or losses on foreign currency exchange, and miscellaneous other expenses.
Provision for (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal, state and foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are assessing the legislation and the effect on our consolidated financial statements, which we expect to begin reflecting in the three month period ended September 30, 2025.

Results of Operations
The following tables set forth our condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Revenue	$249,640	$177,198	$477,839	$333,427
Cost of revenue(1)	27,889	39,558	47,341	52,348
Gross profit	221,751	137,640	430,498	281,079
Operating expenses(1):
Research and development	83,052	535,676	152,977	588,387
Sales and marketing	97,701	276,246	166,541	331,580
General and administrative	38,922	220,005	69,155	242,878
Total operating expenses	219,675	1,031,927	388,673	1,162,845
Income (loss) from operations	2,076	(894,287)	41,825	(881,766)
Other income, net	36,978	10,139	44,252	27,324
Income (loss) before income taxes	39,054	(884,148)	86,077	(854,442)
Provision for (benefit from) income taxes	10,827	(56,294)	12,968	(40,113)
Net income (loss)	$28,227	$(827,854)	$73,109	$(814,329)
__________________
(1)Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenue	$218	$24,858	$218	$24,859
Research and development	5,939	463,255	6,136	463,798
Sales and marketing	544	186,659	544	186,670
General and administrative	609	183,618	609	183,670

The following tables set forth our condensed consolidated statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(As a % of revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	11	22	10	16
Gross profit	89	78	90	84
Operating expenses:
Research and development	33	302	32	176
Sales and marketing	39	156	35	99
General and administrative	16	124	14	73
Total operating expenses	88	582	81	349
Income (loss) from operations	1	(505)	9	(264)
Other income, net	15	6	9	8
Income (loss) before income taxes	16	(499)	18	(256)
Provision for (benefit from) income taxes	4	(32)	3	(12)
Net income (loss)	11%	(467)%	15%	(244)%
__________________
(1)Percentages may not foot due to rounding.
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue and Cost of Revenue

	Three Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Revenue	$249,640	$177,198	$72,442	41%
Cost of revenue	27,889	39,558	(11,669)	(29)%
Gross profit	$221,751	$137,640	$84,111	61%
Revenue increased by $72.4 million, or 41%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in revenue was primarily due to the addition of new Paid Customers, as our number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 31% and 42%, respectively, as of June 30, 2025 compared to the prior year.
Cost of revenue decreased by $11.7 million, or 29%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a $23.4 million reduction in employee-related costs during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 driven by a $24.6 million decrease in stock-based compensation expense related to the May 2024 RSU Release. The decrease was partially offset by $7.9 million of higher technical infrastructure and hosting costs due to increased usage of our platform as well as AI-related costs for paid users, $2.3 million of higher amortization of capitalized internal-use software development costs and acquired intangibles, and $1.0 million of higher payment processing fees.
Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Research and development	$83,052	$535,676	$(452,624)	(84)%
Research and development expenses decreased by $452.6 million, or 84%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a $457.4 million reduction in employee-related costs driven by a $457.3 million decrease in stock-based compensation expense related to the May 2024 RSU Release. The decrease was partially offset by a $1.7 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies, and $1.6 million of higher software subscription fees.
Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Sales and marketing	$97,701	$276,246	$(178,545)	(65)%
Sales and marketing expenses decreased by $178.5 million, or 65%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was due to a $185.8 million reduction in employee-related costs driven by a $186.2 million decrease in stock-based compensation expense related to the May 2024 RSU Release. The decrease was partially offset by $2.3 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base, $1.9 million of higher spend related to marketing and advertising expenses, including our annual user conferences, and $1.7 million of higher sales commission expense due to the year-over-year sales growth.
General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
General and administrative	$38,922	$220,005	$(181,083)	(82)%

General and administrative expenses decreased by $181.1 million, or 82%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a $183.3 million reduction in employee-related costs driven by a $183.0 million decrease in stock-based compensation expense related to the May 2024 RSU Release. The decrease was partially offset by $1.4 million of higher professional services fees.
Other Income, Net

	Three Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Other income, net	$36,978	$10,139	$26,839	265%
Other income, net increased by $26.8 million, or 265%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a $26.1 million increase in net unrealized gains related to changes in the fair value of equity securities, which was primarily driven by our investment in a Bitcoin exchange traded fund.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Provision for (benefit from) income taxes	$10,827	$(56,294)	$67,121	(119)%
The benefit from income taxes decreased by $67.1 million, or 119%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The provision for income taxes in the three months ended June 30, 2025 was primarily due to our estimated U.S. federal taxable income position as of June 30, 2025. The benefit from income taxes recorded in the three months ended June 30, 2024 was driven by the U.S. federal taxable loss position as of June 30, 2024 which was primarily due to the May 2024 RSU Release and the resulting increase in deductible stock-based compensation expense.
Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue and Cost of Revenue

	Six Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Revenue	$477,839	$333,427	$144,412	43%
Cost of revenue	47,341	52,348	(5,007)	(10)%
Gross profit	$430,498	$281,079	$149,419	53%

Revenue increased by $144.4 million, or 43%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in revenue was primarily due the addition of new Paid Customers, as our number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 31% and 42%, respectively, as of June 30, 2025 compared to the prior year.
Cost of revenue decreased by $5.0 million, or 10%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $22.4 million reduction in employee-related costs driven by a $24.6 million decrease in stock-based compensation expense related to the May 2024 RSU Release. The decrease was partially offset by $11.3 million of higher technical infrastructure and hosting costs as the usage of our platform increased, $2.5 million in higher payment processing fees, $2.5 million of higher amortization of capitalized internal-use software development costs and acquired intangible assets, and $1.1 million increase in allocated overhead costs to support the growth of our business.
Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Research and development	$152,977	$588,387	$(435,410)	(74)%
Research and development expenses decreased by $435.4 million, or 74%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $445.4 million reduction in employee-related costs driven by a $457.7 million decrease in stock-based compensation expense related to the May 2024 RSU Release. The decrease was partially offset by a $4.3 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies, $3.3 million of higher software subscription fees, and a $1.7 million increase in professional service fees.
Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Sales and marketing	$166,541	$331,580	$(165,039)	(50)%
Sales and marketing expenses decreased by $165.0 million, or 50%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was due to a $179.6 million reduction in employee-related costs driven by a $186.2 million decrease in stock-based compensation expense related to the May 2024 RSU Release. The decrease was partially offset by $4.4 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base, $3.7 million of higher spend related to marketing and advertising expenses, including our annual user conferences, $3.4 million of higher sales commission expense due to the year-over-year sales growth, $1.2 million increase in professional service fees, and a $1.1 million increase in allocated overhead costs to support the growth of our business.

General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
General and administrative	$69,155	$242,878	$(173,723)	(72)%
General and administrative expenses decreased by $173.7 million, or 72%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $180.5 million reduction in employee-related costs driven by a $183.1 million decrease in stock-based compensation expense related to the May 2024 RSU Release. The decrease was partially offset by a $5.4 million increase in professional service fees and a $1.3 million increase in software subscription fees.
Other Income, Net

	Six Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Other income, net	$44,252	$27,324	$16,928	62%
Other income, net increased by $16.9 million, or 62%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a $17.6 million increase in net unrealized gains related to changes in the fair value of equity securities, which is driven by our investment in a Bitcoin exchange traded fund. The increase was partially offset by a decrease of $2.1 million in interest income.
Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Provision for (benefit from) income taxes	$12,968	$(40,113)	$53,081	(132)%
The (benefit from) income taxes decreased by $53.1 million, or 132%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The provision for income taxes in the six months ended June 30, 2025 was primarily due to our estimated U.S. federal taxable income position as of June 30, 2025. The benefit from income taxes recorded in the six months ended June 30, 2024 was driven by the U.S. federal taxable loss position as of June 30, 2024, which was primarily due to the May 2024 RSU Release and the resulting increase in deductible stock-based compensation expense.
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $621.6 million, digital assets of $30.1 million, marketable securities of $971.7 million, and restricted cash of $10.8 million. Cash and cash equivalents are comprised of bank deposits, money market funds, U.S. agency securities,

U.S. treasury securities, corporate bonds, and commercial paper. Digital assets are comprised of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. Marketable securities are comprised of commercial paper, U.S. agency securities, U.S. treasury securities, corporate bonds, and a Bitcoin exchange traded fund. Restricted cash consists of unsecured letters of credit outstanding related to leased office space in San Francisco, California and New York, New York and bank deposits related to our self-funded health insurance plan. Substantially all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our products. On August 1, 2025, we completed our IPO, in which we issued and sold an aggregate of 12,472,657 shares of Class A common stock at a public offering price of $33.00 per share, resulting in net proceeds to us of approximately $393.1 million after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us. In addition, selling stockholders sold 30,004,984 shares of Class A common stock in the IPO, including 5,540,561 shares of Class A common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase shares of Class A common stock at the public offering price of $33.00 per share. We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders in the IPO.
We believe that our current cash, cash equivalents, digital assets and marketable securities will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our subscription growth rate, the timing and extent of spending to support our research and development efforts, our investments and usage of AI, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, particularly for large organizations, and the continuing market adoption of Figma. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters—We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.”
Commitments and Contingencies
Our principal commitments consist of our operating lease commitments, future purchase commitments for cloud hosting services, and other commitments consisting of future minimum payments under non-cancelable purchase commitments primarily related to our sales and marketing activities. Our non-cancelable commitments are disclosed in Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We did not have during the periods presented, nor do we currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships. This includes entities sometimes referred to as structured finance or special purpose entities, that may be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Revolving Credit Facility
On June 27, 2025, we entered into a credit agreement (the “Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC and RBC Capital Markets, LLC as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto, which provides for a revolving credit facility (the “Revolving Credit Facility”) of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit. The Revolving Credit Facility provides us with the right to increase the Revolving Credit Facility and/or to add one or more tranches of term loans or to increase the amount of any existing term loans in an aggregate principal amount not to exceed (a) $2.0 billion, plus (b) the amount of any voluntary prepayments of term loans and/or the Revolving Credit Facility (to the extent accompanied by a permanent reduction of commitments under the Revolving Credit Facility), plus (c) an additional amount, if after giving effect to the incurrence of such additional amount, we do not exceed a maximum debt to EBITDA ratio in accordance with the Revolving Credit Agreement.
Loans under the Revolving Credit Facility will incur interest, at our option at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% and (z) the one month term SOFR plus 1.0% or (ii) term SOFR plus 1.0%. Additionally, we will be required to pay commitment fees of 0.15% per annum on the undrawn portion of the commitments under the Revolving Credit Facility, which decreases to 0.1% per annum upon achievement of an enhanced debt to EBITDA ratio.
The Revolving Credit Agreement contains a financial covenant requiring that Liquidity (defined as unrestricted cash and cash equivalents, plus the undrawn revolver commitments) is not less than $100 million as of the last day of each fiscal quarter. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants (including restrictions on indebtedness, liens, investments, asset dispositions and affiliate transactions, each subject to customary exceptions and baskets) and customary events of default (including, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross-default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events). The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets. The Revolving Credit Facility matures on June 27, 2030.
On July 30, 2025, we drew $330.5 million under the Revolving Credit Facility in order to pay a portion of the anticipated withholding and remittance obligations related to the vesting and settlement of RSUs for which the performance-based vesting condition had been satisfied in connection with our IPO and used a portion of the net proceeds from our IPO to repay such indebtedness thereafter.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

	(In thousands)
Net cash provided by (used in) operating activities	$159,632	$(196,382)
Net cash used in investing activities	(33,575)	(509,846)
Net cash provided by financing activities	15,784	21,900
Net increase (decrease) in cash, cash equivalents, and restricted cash	$141,841	$(684,328)

Cash Provided by (Used in) Operating Activities
Our largest source of operating cash is cash collections from organizations on a paid subscription plan. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and technical infrastructure and hosting costs.
During the six months ended June 30, 2025, operating activities provided $159.6 million in cash. The primary factors affecting our cash flows during this period were our net income of $73.1 million, net cash inflows of $77.0 million from changes in our operating assets and liabilities, adjusted for $9.5 million from non-cash charges. The non-cash charges primarily consisted of $9.7 million of amortization of deferred commissions, $8.7 million of non-cash operating lease costs, $7.5 million of stock-based compensation expense, net of amounts capitalized, and $5.1 million of depreciation and amortization, partially offset by $13.9 million in unrealized gains from the remeasurement of equity securities and $9.0 million in net accretion of discounts on marketable securities. The cash provided from changes in our operating assets and liabilities was primarily due to a $51.8 million increase in deferred revenue related to increased billings, a $19.8 million increase in accrued compensation and benefits as a result of our increased headcount associated with the growth of our business and implementation of a company-wide annual bonus program, and a $8.7 million increase in accrued and other current liabilities. These amounts were partially offset by a $10.3 million increase in other assets.
During the six months ended June 30, 2024, operating activities used $196.4 million in cash. The primary factors affecting our cash flows during this period were a net loss of $814.3 million and net cash outflows of $254.6 million from changes in our operating assets and liabilities, adjusted for $872.6 million in non-cash charges. The non-cash charges primarily consisted of $859.0 million in stock-based compensation expense, net of amounts capitalized, $6.9 million of non-cash operating lease costs, and $6.3 million of amortization of deferred commissions, partially offset by $6.0 million in net accretion of discounts on marketable securities. The cash used by changes in our operating assets and liabilities was primarily due to a $239.0 million decrease in accrued and other current liabilities largely driven by income taxes paid related to the termination fee received in connection with the Abandoned Merger with Adobe in December 2023, a $50.1 million increase in other assets, and a $21.0 million increase in prepaid expenses and other current assets. These amounts were partially offset by a $51.5 million increase in deferred revenue due to increased billings, and a $21.0 million increase in accrued compensation and benefits as a result of our increased headcount associated with the growth of our business.
Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2025 was $33.6 million, which was primarily due to the purchase of marketable securities of $525.6 million, the purchase of digital assets of $30.0 million, $21.0 million of cash paid for business combinations, and the capitalization of internal-use software development costs of $2.4 million, partially offset by proceeds from sales and maturities of marketable securities of $548.3 million.
Net cash used in investing activities during the six months ended June 30, 2024 was $509.8 million, which was primarily due to the purchase of marketable securities of $657.4 million and the capitalization of internal-use software development costs of $2.2 million, partially offset by proceeds from sales and maturities of marketable securities of $151.5 million.

Cash Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2025 was $15.8 million, which was primarily due to proceeds from option exercises of $20.7 million, partially offset by $3.5 million used to pay deferred offering costs and $1.4 million used to pay for issuance costs on the Revolving Credit Facility.
Net cash provided by financing activities during the six months ended June 30, 2024 was $21.9 million, which was primarily due to the proceeds from the sale of common stock in connection with the May 2024 RSU Release of $419.0 million, partially offset by $396.3 million used to pay taxes related to the net share settlement of RSUs and $0.9 million used to repurchase common stock.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.
Recent Accounting Pronouncements
See the section titled “Description of the Business and Summary of Significant Accounting Policies” in Note 1 “Description of the Business and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, foreign currency exchange rates, and equity prices.
Interest Rate Risk
We had cash and cash equivalents of $621.6 million, digital assets of $30.1 million, and marketable securities of $971.7 million as of June 30, 2025. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates would not have had a material impact on our condensed consolidated financial statements for the periods presented.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income, net in our statements of operations. We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, Euro, Japanese yen, and the Canadian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Volatile market conditions, including those arising from macroeconomic events, such as fluctuating interest rates, tightening of credit markets, governmental actions such as tariffs, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our condensed consolidated financial statements for the periods presented.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Equity Price Risk
We have an investment in a Bitcoin exchange traded fund. The fair value of this investment was $90.8 million as of June 30, 2025. Changes in the fair value of this exchange traded fund are impacted by the volatility of Bitcoin and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the price of the Bitcoin exchange traded fund would decrease the fair value of this investment as of June 30, 2025 by $9.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information we are required disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance that its desired control objectives will be met. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see Note 9 “Commitments and Contingencies – Litigation” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have experienced rapid growth which may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, financial condition, and future prospects may be adversely affected. Our rapid growth also makes it difficult to evaluate future prospects.
We have experienced rapid growth and we expect to continue to invest broadly across our organization to support our growth. Our revenue was $249.6 million and $177.2 million for the three months ended June 30, 2025 and 2024, respectively, and $749.0 million and $504.9 million for the years ended December 31, 2024 and 2023, respectively. The number of our employees has grown from 1,014 as of December 31, 2022 to 1,736 as of June 30, 2025. Although we have experienced rapid growth historically, we may not sustain our current growth rates, and we cannot assure you that our investments to support our growth will be successful. Even if our revenue continues to increase, we expect our revenue growth rate to decline in the future as our business matures and our platform achieves more widespread adoption. Accordingly, our historical growth makes it difficult to evaluate our business and future prospects and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Overall growth of our revenue will depend on a number of factors, including, but not limited to, our ability to:
•compete with other companies in our industry, including, but not limited to, those with greater financial, technical, marketing, sales, and other resources, as well as with startup companies with innovative products and novel solutions that compete with ours;
•retain and increase adoption of our products and services by existing customers, as well as attract new customers and grow our customer base;
•develop new offerings and functionality for our platform and successfully optimize our existing products and services, including through integration of artificial intelligence (“AI”) into our platform;
•successfully expand our business domestically and internationally;
•effectively expand our sales force and leverage our existing sales capacity;
•attract, retain, and train service partners and expand product integrations;
•successfully hire and retain personnel, including product, design, engineering, and sales personnel;
•successfully introduce and sell our platform in new markets and for new use cases;
•increase awareness of our brand;
•protect against security incidents;
•successfully price and package our platform in a rapidly changing software industry, including due to advancements and increasing use of AI; and
•successfully identify and acquire or invest in businesses, products, offerings, or technologies that we believe could complement or expand our platform and successfully integrate such businesses, products, offerings, or technologies into our business.
We may not successfully accomplish any of these objectives and, as a result, it may be difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to fluctuations in our markets, we may be unable to maintain consistent revenue or revenue growth, the value of our Class A common stock could be volatile, and it may be difficult to achieve and maintain profitability. In addition, changes in the global macroeconomic environment, including, but not limited to, changes in tariffs or trade restrictions, volatile interest rates and inflation, actual or perceived global banking and finance related issues, labor shortages, high unemployment rates, labor displacement, supply chain disruptions, changes in spending environments, geopolitical instability, warfare and uncertainty, including, but not limited to, the effects of geopolitical conflicts, weak economic conditions in certain regions, or a reduction in software spending regardless of macroeconomic conditions, may impact our growth.
As we have grown, our number of customers has also increased, and we have increasingly managed more complex deployments of our platform. The rapid growth and expansion of our business places a significant strain on our management, operational, engineering, and financial resources, and rapid development cycles have also created technical debt within our platform. Addressing technical debt requires engineering resources that could otherwise be devoted to new features or enhancements. If we fail to properly manage technical debt, our platform performance may suffer, we may face increased downtime, and our business, operating results, and financial condition could be harmed. Additionally, as we integrate AI capabilities and expand our product offerings, technical complexity may increase, potentially exacerbating these challenges. To manage any future growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. If we do not manage future growth effectively, our business, operating results, financial condition, and future prospects would be adversely impacted.
If we continue to experience rapid growth, we may not be able to successfully implement or scale improvements to our systems, processes, or controls in an efficient, timely, or cost-effective manner. As we grow, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. For example, we have experienced instances of credential sharing, abuse of our Figma for Education offerings, credit card fraud, and other instances of misuse or fraud on our platform that result in bad debt, chargebacks, or other losses to us. Such incidents may increase as we grow. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, cause difficulty or delays in deploying our platform to new and existing customers, reduce the quality of our platform, customer satisfaction and demand for our platform, or cause difficulties in introducing new offerings or cause other operational challenges. Any of these difficulties would adversely affect our business, operating results, financial condition, and future prospects.
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
Our operating results have varied significantly from period to period in the past, and we expect that our operating results will continue to vary significantly in the future such that period-to-period comparisons of our operating results may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance. To the extent that fluctuations in our quarterly results lead us to underperform relative to market expectations, such fluctuations may negatively impact the trading price of our Class A common stock. Our quarterly financial results may fluctuate as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the amount and timing of investments and expenditures related to the expansion of our business;
•the impacts on our cost structure, including, but not limited to, a decrease in our gross margins and operating margins associated with AI-related products and features;
•the impact of AI on the software creation industry and more generally within the software industry and on the demand for our platform, products, and services;
•general macroeconomic and political conditions, both domestically and in foreign markets where we operate, including, but not limited to, changes in U.S. federal spending, changes in tariffs or trade restrictions, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
•the impact of natural or man-made global events on our business, including, but not limited to, wars and other geopolitical conflicts;
•market acceptance of our recent changes to our pricing, packaging, and billing models and any further changes in our billing model or those of our competitors;

•our ability to attract new customers and retain and increase adoption of our products by existing customers;
•changes in user or customer requirements or market needs;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers and potential customers;
•the timing and length of our sales cycles;
•the timing of revenue recognition;
•the timing and success of new product and service releases by us or our competitors or any other competitive developments, including consolidation among our customers or competitors;
•our ability to convert users of our free product offerings into subscribing customers;
•our ability to successfully expand our business domestically and internationally;
•decisions by organizations to purchase competitive products and services from other vendors;
•insolvency, credit difficulties, or other financial issues affecting our customers or potential customers that affect their ability to purchase or pay for our products and services;
•significant security breaches of, technical difficulties with, or interruptions to, the use of our platform or other cybersecurity incidents;
•extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes, taxes, regulatory fines, or penalties;
•changes in the market value of our investments, including in our marketable securities, in particular as a result of volatility related to our investments in a Bitcoin exchange traded fund or any future investments in alternative asset classes;
•significant charges in our financial statements relating to any impairment of goodwill or intangible assets;
•changes in the mix of various aspects of our business, including, but not limited to, self-service and sales led offerings, the proportion of business generated in the United States and internationally, and the adoption rates among our various pricing packages;
•changes to our effective tax rate;
•future accounting pronouncements or changes in our accounting policies or practices;
•negative media and social media coverage or publicity; and
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.
Historically, we have experienced seasonal fluctuations in our financial results due to increased expenses incurred in connection with our annual user conferences, including Config, which we typically host in the second quarter of each year, as well as in connection with other advertising efforts. We expect that seasonality may become more pronounced in our business in the future, particularly as a greater percentage of our business is attributable to larger customers and deals, due to the annual budget approval process of larger organizations. Moreover, any of the above discussed fluctuations could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for the reasons described above or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action lawsuits.
We have a limited operating history at our current scale, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with your investment.
Although we were founded in October 2012, we have evolved our business and platform significantly since publicly launching our initial product, Figma Design, in 2015, including through the introduction of new offerings. For example, we introduced FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, and Figma Draw in 2025. In addition, in March 2025, we implemented significant changes to our pricing, packaging, and billing models. Accordingly, we have a limited operating history at our current scale of business and with our current pricing, packaging, and billing models, which makes it difficult to evaluate our current business, future prospects, and other trends. For example, we experienced an expansion in our Net Dollar Retention Rate throughout 2024 subsequent to our launch of Dev Mode in 2023. We expect our Net Dollar Retention Rate to fluctuate or decline in the future as a result of a number of factors such as the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, our ability to retain our customers, and any changes to the pricing and packaging of our plans. We expect to continue to make significant expenditures related to the development and expansion of our business, including, but not limited to, expenditures related to acquiring new customers, expanding relationships with existing customers, expanding our global footprint, developing and expanding our platform, growing our sales and marketing investments, expanding our operations both domestically and internationally, and integrating AI, including generative AI, into our platform. We also expect to incur expenditures related to legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in more predictable or established markets. If our assumptions regarding these risks and uncertainties are incorrect or change due to changing circumstances, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and the trading price of our Class A common stock may be adversely affected. We cannot assure you that we will be successful in addressing these or other challenges we may face in the future.
Changes in our pricing, packaging, or billing models could adversely affect our business, operating results, financial condition, and future prospects.
We have made changes to our pricing, packaging, and billing models in the past, and we expect to make occasional changes to our pricing, packaging, and billing models in the future. For example, in March 2025, we moved away from user-driven upgrades. Prior to March 2025, seat upgrades were driven by users by default. Administrators reviewed these new seats retroactively to provision the seats. In the new model, any seat upgrade needs to be approved by an administrator before the license is provisioned. We also introduced multi-product seats that include additional functionality with each seat and increased the price of our most expensive offering, which is now our Full seat. We made these changes to keep pace with our expanded offerings and features since our platform’s launch and to provide our customers with more visibility and upfront controls. Our new pricing, packaging, and billing models may not accurately reflect the optimal pricing, packaging, and billing models necessary to attract new customers and retain existing customers, which make it difficult to accurately plan and forecast our operating results. Moreover, over time, we expect to introduce products and services that may be billed differently than on a per seat basis, such as an add-on or pricing with limits on feature usage. We expect this type of billing may be less predictable than subscription-based business models because customers have more flexibility in how they use and pay for products and features, providing us less visibility into the timing of revenue recognition from such arrangements. As a result, the introduction of alternative billing arrangements may impact our business, operating results, and financial condition. The changes to our pricing and packaging plans introduced in March 2025 have made, and any further changes to components of our billing models that we may introduce in the future may make, forecasting our operating results more difficult and result in comparisons to periods prior to the updates being less meaningful as some of the drivers underlying our business model will have changed.
Further, as AI and its integration into software becomes more prevalent and its use cases become more sophisticated, including with respect to our products and the products of our competitors, there could be a decrease in the number of designers, developers, and other collaborators that use our platform if such individuals are able to significantly increase their efficiency through the use of AI capabilities alongside or instead of our platform. Such a decrease could reduce the number of seats that customers or potential customers subscribe to, which could lead to a loss of revenue, slower growth, and adversely impact our business, operating results, and financial condition. In response to any industry changes resulting from AI, we may need to make further changes to our billing model.
Moreover, as the markets for our products and services mature, as we continue to add additional offerings to our platform, and as competitors introduce new products and services that compete with ours, we may be unable to attract new customers and retain existing customers at the same price or based on the same billing models as we have used historically. We may from time to time decide to make further changes to our billing models due to a variety of reasons, including, but not limited to, changes to the markets for our products and services, increased use of AI in the software industry generally, pricing pressures, and the introduction of new products and services by competitors. Changes to the components of our billing models, including the changes to our pricing and packaging plans introduced in March 2025 and any further changes that we may make in the future, may, among other things, result in customer dissatisfaction, lead to a loss of customers, and negatively impact our business, operating results, and financial condition. Moreover, our ability to increase or maintain our prices may be constrained by competitive dynamics, customer expectations or pressure to provide discounts, or economic conditions. If we are unable to increase prices to offset rising costs, or if price increases significantly reduce customer demand, our business, operating results, and financial condition could be negatively impacted.
If we are unable to attract new customers or retain and increase adoption of our products and services by existing customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and future prospects.
In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and that existing customers continue to renew and increase their usage of our products, which we currently charge for on a per-user basis. Customers have no obligation to renew a subscription after the expiration of the contract term, and customers may not renew their subscriptions with a similar contract period, with the same or greater number of seats, for the same subscription plan, or at all. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, our revenue may decline.
Our customer retention may decline or fluctuate as a result of various factors, including, but not limited to, their satisfaction with our platform, products, and services and satisfaction with those offered by competitors, our pricing, packaging, and billing models and changes to such models including our recent pricing changes, and the effects of general economic conditions and uncertainty in financial markets.
Further, our future success depends, in part, on our ability to convert users of our free plan into paying customers on a paid pricing plan and selling additional offerings to existing paying customers. This may require us to incur increased sales and marketing expenses, but it may not result in additional sales. The rate at which our customers convert from our free pricing plan to our paid product plan and the rate at which our customers purchase additional or premium offerings depend on a number of factors, including, but not limited to, the features, functionality, and pricing of such offerings, availability of competitive offerings, as well as general macroeconomic conditions. If our efforts to convert users of our free pricing plan to our paid pricing plans or sell additional or premium offerings to customers are unsuccessful, our business, operating results, financial condition, and future prospects may be adversely impacted.
Historically, a significant portion of our revenue growth has been derived from organic growth that occurs within organizations when new users decide to use our platform based on word-of-mouth recommendations, as opposed to management driven enterprise-wide procurement processes. As we increasingly sell to larger organizations, however, such organizations may have more extensive internal approval requirements that prevent or delay potential users in those organizations from using our platform, which may delay or prevent the organic growth of potential future customers at the same rate as in historical periods and could cause the costs associated with new customer acquisition to increase in future periods. This trend may be even more pronounced due to the changes we made in March 2025 as part of our billing model update, which included administrator controls that may inhibit the number of seat upgrades on our platform in the future.
In recent years, we have released a number of new products and feature enhancements intended to address a broader set of use cases than contemplated by our initial product, Figma Design, and we expect to continue to release additional products and feature enhancements to our platform. Our future success will depend in part on the success of these new products and features and our ability to demonstrate the value of them to a wider set of users, both within current customers and prospective customers. If we are unable to successfully market new products and features to a wider set of customers, we may not achieve the return on our initial investments, or long-term growth, expected by analysts or investors and our business may be adversely affected as a result.
As the markets for our products and services mature, our platform evolves, and competitors introduce lower cost and/or differentiated products and services that are perceived to compete with our platform, our ability to maintain or expand usage of our platform could be impaired. The cost of new customer acquisition and ongoing customer support may prove higher than anticipated, thereby adversely impacting our profitability.
Other factors, many of which are out of our control, may now or in the future impact our ability to retain existing customers, attract new customers, and expand usage of our platform by such customers in a cost-effective manner, including, but not limited to:
•potential customers’ commitments to existing products or services or greater familiarity or comfort with other products or services;
•our ability to expand, retain, effectively train, and motivate our sales and marketing personnel;
•negative social media, media, industry, or analyst commentary regarding our products and services;
•decreased spending on product design solutions and other products and services that we offer;
•the impact of AI on the markets for our products and services; and
•general macroeconomic and geopolitical conditions.

If we are not able to effectively introduce enhancements to our platform, including new offerings, features, and functionality, that achieve widespread market adoption, or keep pace with technological developments, our business, operating results, and financial condition could be adversely affected.
The markets for our products and services are characterized by rapidly changing technologies, frequent new product and service releases, and evolving industry standards. The rapid growth and intense competition in our industry exacerbate these market characteristics. Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our platform and introduce compelling new products and services that reflect the changing nature of our markets. Further, we will need to adapt to rapidly changing technologies by continually improving the performance, features, and reliability of our platform, products, and services, and by selling in new markets and for new use cases. The success of any enhancement to our platform depends on several factors, including, but not limited to, timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market adoption. We may experience difficulties that could delay or prevent the successful development, introduction, or marketing of platform updates or new offerings, features, and functionality. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain bugs, or may not achieve the market adoption necessary to generate significant revenue. If we are unable to successfully develop new products, enhance our existing products to meet customer requirements, or otherwise achieve market adoption, our business, operating results, and financial condition would be harmed.
We have made significant investments to develop, launch, and enhance new products and services, such as FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, and Figma Draw in 2025. We intend to continue investing significant resources to develop and launch new products, services, features, and functionality, including enhancements to our platform’s accessibility. If we do not allocate these resources efficiently, effectively, or in an otherwise commercially successful manner, we may not realize the expected benefits of our strategy. There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market adoption to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that products and services developed by others, including, but not limited to, new technologies integrating AI, or products and services developed by competitors that employ a consumption-based subscription model, will render our platform and offerings uncompetitive or obsolete. Further, our development efforts with respect to new technologies, offerings, features, and functionality could distract management from current operations, and would divert capital and other resources from our more established offerings. If we do not realize the expected benefits of our investments, our business, operating results, financial condition, and future prospects could be adversely affected.
Competitive developments in AI and our inability to effectively respond to such developments could adversely affect our business, operating results, and financial condition.
Developments in AI are already impacting the software industry significantly, and we expect this impact to be even greater in the future. AI has become more prevalent in the markets in which we operate and may result in significant changes in the demand for our platform, including, but not limited to, reducing the difficulty and cost for competitors to build and launch competitive products, altering how consumers and businesses interact with websites and apps and consume content in ways that may result in a reduction in the overall value of interface design, or by otherwise making aspects of our platform obsolete or decreasing the number of designers, developers, and other collaborators that utilize our platform. Any of these changes could, in turn, lead to a loss of revenue and adversely impact our business, operating results, and financial condition.

While we have made, and expect to continue to make, significant investments to integrate AI, including generative AI, into our platform, AI technologies are rapidly evolving and there can be no guarantee that our products will remain competitive as new AI technologies are developed, adopted, and integrated into software solutions. We expect that increased investment will be required in the future to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying AI. There can be no assurance that the integration of such technologies will enhance our products or services or be beneficial to our business, including, but not limited to, with respect to our efficiency or profitability. Similarly, we cannot guarantee that our investments in the development and integration of AI will be successful or provide an adequate return, including, without limitation, with respect to the amount of time, focus, and staffing directed towards these efforts,
Further, our competitors may incorporate AI into their products more quickly or more successfully than we do, which would impair our ability to compete effectively. Decisions as to if and how to integrate various AI technologies are difficult and we may choose not to adopt certain technologies or take advantage of certain data sets available to us as a result of ethical, legal, regulatory, or reputational concerns, which could put us at a competitive disadvantage and harm our business, operating results, and financial condition.
Our failure to successfully develop or commercialize our products or services involving AI technologies could impact the price of our Class A common stock and impair our ability to raise capital, expand our business, improve and diversify our product offerings, efficiently manage our operating expenses, and respond effectively to competitive developments. Moreover, the use of AI technologies and our investments to integrate AI into our platform may adversely impact our business, operating results, and financial condition. For example, in the short term, we expect that our AI investments and use of AI technologies, including as part of Figma Make and our Figma AI features, will negatively impact our gross margins and operating margins and, given the newness of and rapid development of these technologies, the impacts on our gross margins and operating margins, and on our business, operating results, financial condition, and future prospects over the longer term, are currently unknown.
We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, financial condition, and future prospects.
The markets in which we participate are rapidly evolving and highly competitive, and if we do not compete effectively, our business, operating results, and financial condition could be adversely impacted. We face competition from a number of companies, including companies that cater to multiple stages of the design and development process, point tools that address individual parts of the process but can expand to cover more, and design-to-code and AI-driven companies and tools that compress or accelerate steps in the workflow or take a different approach to building digital experiences. We may also face competition from customized or internal solutions used by our customers or potential customers, particularly with AI’s potential to accelerate the ability to develop and deploy new software. Moreover, we expect to continue to face intense competition from current competitors, as well as from new entrants into the market, including as a result of strategic acquisitions and partnerships, increased use of AI, or evolving user and customer requirements and industry standards. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we may experience a decline in revenue, reduced revenue growth, or a loss of market share, which, individually or collectively, could adversely affect our business, operating results, and financial condition.

Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
•our ability to attract new customers and retain existing customers, expand our platform, or increase adoption of our products and services by new and existing customers;
•market acceptance of our recent, and any future, billing model changes;
•our ability to attract, train, retain, and motivate talented employees;
•the extent of market adoption of our platform, and the timing of such market adoption, which may be influenced by developments and enhancements we introduce to our platform relative to the developments and enhancements made to competitive products available in the market;
•the impact of AI on the markets for our products and services, including, but not limited to, our ability to successfully incorporate AI technologies into our platform and successfully adapt our billing models to the increased use of AI in the software industry generally;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including, but not limited to, any slowdown in technology spending due to U.S. and global macroeconomic conditions;
•general macroeconomic and political conditions, both domestically and in foreign markets where we operate, including, but not limited to, changes in U.S. federal spending, changes in tariffs or trade restrictions, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
•changes in user, customer, or market needs or preferences;
•the effectiveness and cost-effectiveness of our customer service and support efforts;
•our product pricing strategies, including any pressure to change our product pricing strategies as a result of competition;
•the timing and success of new offerings by us or our competitors or any other change in the competitive landscape of our industry, including, but not limited to, consolidation among our competitors or customers and strategic partnerships entered into by or between our competitors;
•changes in the mix of our overall business, including in subscription plans and products sold;
•ease of use, performance, reliability, and comprehensiveness of our platform relative to competitive products and services;
•our reputation and brand strength relative to our competitors;
•our ability to maintain and grow our community of users and customers both domestically and internationally;
•security breaches of, technical difficulties with, or interruptions to the use of our platform;
•the timing and costs related to the development or acquisition of technologies, businesses, or strategic partnerships;
•our ability to execute, complete, or efficiently integrate any acquisitions that we may undertake;

•increased expenses, unforeseen liabilities, or write-downs and any impact on our operating results from any acquisitions we consummate;
•the length and complexity of our sales cycles; and
•insolvency, credit difficulties, or other financial issues affecting our customers or potential customers, which could increase due to U.S. and global macroeconomic issues, changes in tariffs or trade restrictions, inflation, and interest rate volatility, and may adversely affect their ability to purchase or pay for our platform in a timely manner or at all.
Our competitors may have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products and services than we can, and they may offer lower pricing than we do or bundle certain competing products and services at lower prices or for free. Our competitors may also have greater resources for research and development of new technologies, customer support, and to pursue acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer and distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Pricing pressures and increased competition could result in reduced sales, lower margins, or financial losses, or hinder our ability to maintain or improve our competitive market position, any of which could adversely affect our business, operating results, and financial condition.
Our product and investment decisions may negatively impact our short-term financial results and may not produce the long-term benefits that we expect.
We make product and investment decisions, which we believe are essential to the success of our platform and in serving the best, long-term interests of Figma and our stockholders. As a result, we may make business decisions that negatively impact our financial results in the short-term when we believe that the decisions are consistent with our goal to improve the user experience on our platform, attract new users and customers, and expand our relationships with our existing users and customers, resulting in the long-term success of our platform and business. These decisions may not result in the outcomes we expect and may not be consistent with the expectations of investors and analysts, in which case our business, operating results, and financial condition could be adversely affected.
The markets for our products and services are relatively new and unproven and may not grow, which would adversely affect our business, operating results, financial condition, and future prospects.
Although we launched our initial product, Figma Design, in 2015, the markets for our products and services, and especially those recently introduced, such as FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, and Figma Draw in 2025, remain relatively new and unproven. Because the markets for our products and services are relatively new and rapidly evolving, it is difficult to predict customer adoption, customer and user demand for our products and services, the size and growth rate of these markets, the entry of competitive products and services, or the success of existing competitive services. It is also difficult to predict the impact of AI on our markets. Any expansion or contraction in our markets depends on a number of factors, including, but not limited to, the cost, performance, and perceived value associated with our platform and the appetite and ability of customers to pay for and subscribe to our platform. Further, even if the overall markets for the type of offerings we provide continue to grow, we may face intense competition from larger and more well-

established companies, as well as new entrants, and we may not be able to compete effectively, or achieve widespread market adoption of our platform. If the markets for our platform do not grow to the extent that we anticipate or our platform does not achieve widespread adoption within the markets in which we operate, our business, operating results, financial condition, and future prospects could be adversely affected.
Our use of AI in our products and services may result in reputational harm, legal liability, competitive risks, and regulatory concerns that could adversely affect our business, operating results, and financial condition.
We have made, and expect to continue to make, significant investments to integrate AI, including generative AI, and machine learning technology into our platform, including as part of our Figma Make product and Figma AI features. Many AI technologies are relatively new and present ethical, legal, regulatory, and reputational challenges. The use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or may violate current or future laws and regulations.
Further, we generally rely on third-party models for the AI features on our platform. Our ability to continue to use such technologies at scale may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI technologies become incompatible with our platform or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our platform may become less appealing to our customers and our business, operating results, and financial condition could be adversely impacted. Moreover, the integration of third-party AI models with our platform relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the training data used for such models, and these safeguards may be insufficient. If the models underlying our AI technologies are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer, and we could incur liability resulting from the violation of laws, breach of contract claims, or civil claims. In addition, the use of AI applications may result in data leakage or unauthorized exposure of data, including, but not limited to, confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and operating results.
Moreover, our generative AI technologies could generate output that infringes on third-party intellectual property rights, and we could be subject to claims or lawsuits, including, but not limited to, for infringement of third-party intellectual property rights as a result of the output of such generative AI technologies. While some providers of AI technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI technologies, such indemnification may be inadequate or we may not be successful in adequately recovering our losses in connection with such claims. Our generative AI technologies could also generate content that is inaccurate, misleading, or inappropriate, which could harm our reputation, expose us to liability, or cause customers to lose confidence in our platform.

The regulatory framework for AI technologies is rapidly evolving as many U.S. federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes, for example, relating to data privacy, regulate certain aspects of AI technologies, and new laws regulating AI technologies either entered into force in the United States and the European Economic Area (the “EEA”) in 2024 or are expected to enter into force in 2025. U.S. legislation related to AI technologies has been introduced at the federal level and has passed at the state level. For example, California enacted seventeen new laws in 2024 that regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, and commercialize AI technologies in the future.
In Europe, the EU Artificial Intelligence Act (the “EU AI Act”), which entered into force in August 2024, establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements of the EU AI Act are not enforceable yet and will apply from August 2, 2026. The EU AI Act will have a material impact on the way AI is regulated in the EU, as it applies to companies that develop, use, and/or provide AI in the EU and, depending on the AI use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and imposes fines for breaches of up to 7% of worldwide annual revenues. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve, or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operating results, and financial condition. It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our offerings and the way in which we use AI technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, operating results, and financial condition.
Moreover, any changes to the above discussed existing legal regimes with respect to data privacy and AI technologies within the United States and abroad could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.

Existing and future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and adversely affect our business, operating results, financial condition, and future prospects.
As part of our business strategy, we have in the past and expect to continue to make investments in or acquire complementary companies, services, products, technologies, or talent. All of our acquisitions and investments are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services, or technologies in a successful manner is not guaranteed.
In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the challenges, problems, liabilities, or other shortcomings involved in an acquisition. Further, current and future changes to the U.S. and foreign regulatory approval processes and requirements related to acquisitions may cause approvals to take longer than anticipated, not be forthcoming, or contain burdensome conditions, which may prevent the completion of the transaction or jeopardize, delay, or reduce the anticipated benefits of the transaction, and impede the execution of our business strategy. For example, in 2022, we entered into an agreement to be acquired by Adobe Inc. (“Adobe”). However, based on our joint assessment that there was no clear path to obtain the required regulatory approvals for the transaction to close, in 2023 we mutually agreed with Adobe to terminate the agreement. In addition, the process of seeking the regulatory approvals necessary to close an acquisition can be long and burdensome, requiring significant time and attention from the management team and imposing opportunity costs. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we announce or complete could be viewed negatively by our customers or investors.
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting (including goodwill) charges. Additionally, integrations could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies. Further, the companies we acquire could have vulnerabilities and/or unsophisticated security measures, which may expose us to significant cybersecurity, operational, and financial risks.
We have, and may in the future have, to pay cash, incur debt, or issue equity securities to pay for acquisitions, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of convertible debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Additional risks we may face in connection with acquisitions and strategic investments include:
•diversion of management’s time and focus from operating our business;
•the inability to integrate product and service offerings of an acquired company;
•retention of key employees from the acquired company;

•changes in relationships with strategic partners or the loss of any key customers or partners as a result of acquisitions or strategic positioning resulting from the acquisition or strategic investment;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s finance, accounting, customer relationship management, management information, human resources, and other administrative systems;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures, and policies;
•unexpected security risks or higher than expected costs to improve the security posture of the acquired company;
•higher than expected costs to bring the acquired company’s information technology infrastructure up to our standards;
•additional legal, regulatory, or compliance requirements;
•additional risks associated with acquisitions of companies based outside of the United States, including, but not limited to, exposure to political instability, terrorism, acts of war, security risks, and changes in the public perception of governments, and other risks unique to operating in foreign jurisdictions;
•financial reporting, revenue recognition, or other financial or control deficiencies of the acquired company that we do not adequately address and that cause our reported results to be incorrect;
•liability for activities of the acquired company before the acquisition, including, but not limited to, intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•failing to achieve the expected benefits of the acquisition or investment; and
•litigation or other claims in connection with the acquired company, including, but not limited to, claims from or against terminated employees, customers, current and former stockholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally.
In the event that we were to receive an offer to purchase our company, our Board of Directors, subject to its fiduciary duties, may decide to approve or forego the sale. Certain stockholders may disagree with or challenge such a decision. Moreover, if we were to engage in a sale of our company, we may experience risks and uncertainties, including, but not limited to, as a result of the closing conditions to the transaction being delayed or not obtained, including due to delay or failure to obtain necessary regulatory approvals; business disruptions due to transaction-related uncertainty or other factors making it more difficult to maintain relationships with our employees, customers, users, and partners; any litigation resulting from such transaction, and diversion of management’s attention from our ongoing business operations and opportunities as a result of the proposed transaction. For example, after entering into the Agreement and Plan of Merger (the “Merger Agreement”) with Adobe in 2022, we mutually agreed to terminate the Merger Agreement in 2023 based on our joint assessment that there was no clear path to obtain the required regulatory approvals.

In addition to our strategic investments, we maintain a portfolio of marketable equity and debt securities. From time to time, we have also invested excess cash reserves in alternative assets, such as the Bitcoin exchange traded fund, and may do so in the future. The investments in our portfolio are subject to our corporate investment policy, which focuses on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our corporate investment policy and subject to market conditions. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities and other assets in our investment portfolio, volatility, and other factors, including unexpected or unprecedented events. As a result, we may experience a decline in value or loss of liquidity of our investments, which could materially and adversely affect our business, operating results, and financial condition.
Adverse global macroeconomic conditions or reduced software spending could adversely affect our business, operating results, and financial condition.
Our business depends on the overall demand for software technology and on the economic health of our current and prospective customers. As the landscape for software technology, and for the types of products that we offer, evolves, the purchase of our products may be considered discretionary and involve a significant commitment of capital, implementation, and other resources by an organization and, as a result, prospective customers may decide not to purchase our products and existing customers may reduce their use of our products. Weak global and regional economic conditions — including, but not limited to, U.S. and global macroeconomic issues, actual or perceived global banking and finance related issues, any economic impacts due to changes in U.S. federal spending, changes in tariffs and trade restrictions, labor shortages, supply chain disruptions, fluctuating interest rates and inflation, changes in spending environments, geopolitical instability, warfare, and uncertainty, including the effects of geopolitical conflicts — could result in longer sales cycles, pressure to lower prices for our platform, reduced sales to new or existing customers, or slower or declining growth of our business or negatively impact our ability to attract new customers, retain existing customers, or increase the adoption of our products and services by new and existing customers, any of which would adversely affect our business, operating results, and financial condition. For example, in 2023, we experienced a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles and downsizing of renewals by existing customers, especially larger enterprise customers. We believe these trends were due, in part, to uncertainty in macroeconomic conditions and related cost-consciousness around software budgets at the time. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
The imposition of tariffs, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, financial condition, and stock price, including as a result of any impact on our customers that may reduce demand for our platform, products, and services. For example, the United States has recently announced tariffs, certain of which have been temporarily suspended, on imported goods from most countries and select countries have announced retaliatory tariffs in response, contributing to volatility in the markets. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business.
Security and privacy breaches may adversely impact our business, operating results, and financial condition.
Our platform hosts, processes, stores, and transmits our and our customers’ proprietary and sensitive data, including personal data about customers, employees, business partners and others, and trade secrets. We also use third-party service providers to help us deliver services to our customers and users. These vendors may host, process, store, or transmit personal and financial data, or other confidential information of our employees, consultants, or our users and customers. We collect such information from individuals located both in the United States and abroad and may host, process, store, or transmit such information outside the country in which it was collected. While we and our third-party service providers have implemented security measures designed to protect against privacy and security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. We have experienced, and may in the future experience, cybersecurity incidents; however, to date, these incidents have not had a material impact on our business, operating results, and financial condition. Any security breach of our platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, or other adverse impact to the availability, integrity or confidentiality of such platform and systems, could result in litigation (including class actions), indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our or our customers’ confidential or personal data and our and our third-party service providers’ information technology systems, which could result from human error, system misconfiguration, or from cyber-attacks, including distributed-denial-of-service attacks, reverse-engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing), malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our and our third-party service providers’ information technology systems, products or services, which are prevalent in our industry. These threats may come from a variety of sources including nation-state sponsored espionage and hacking activities, corporate espionage, organized crime, sophisticated organizations, hacking groups and individuals, and insider threats. Any security breach or disruption could result in the loss or destruction of, or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential or personal data, which may result in damage to our reputation, termination of customer contracts, litigation, regulatory investigations, or other liabilities. Any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality or integrity of our customers’ data or other sensitive information. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, human error, system misconfiguration, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to our platform including confidential or personal data of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities, and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
Any security breach could also lead to unauthorized access to or disclosure of our trade secrets or proprietary rights to our intellectual property. Unauthorized access to or disclosure of trade secrets or proprietary rights to our intellectual property, including our source code, could result in the loss of critical intellectual property protections, such as trade secret status. If our source code or other sensitive technologies are improperly accessed, copied, or disclosed, third parties may be able to replicate our products or services, which could weaken our competitive position, lower customer demand, and adversely affect our revenue and operating margins. In addition, responding to and mitigating such incidents could require significant management attention and resources, result in costly legal claims or investigations, and cause reputational harm. Any of these outcomes could materially and adversely impact our business and financial condition.
Techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to fully anticipate these techniques or to implement adequate preventative measures. Further, state-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts which have increased the risk of cyberattacks on various types of infrastructure and operations. Bad actors are also beginning to utilize AI-based tools, including generative AI-based tools, to execute attacks, circumvent security controls, evade detection, and remove forensic evidence, creating unprecedented cybersecurity challenges. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential or personal data, or business. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with worker fraud, including through the use of a stolen or forged identity to gain employment, managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal data, our reputation and operating performance may suffer. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations and processes, and penalties that could damage our reputation and adversely impact our business, operating results, and financial condition.
We have certain contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted their own laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. The foregoing mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and may require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.
A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks and insurance may not be available to us in the future on economically reasonable terms or at all.
Any adverse impact to the availability, integrity, or confidentiality of our data, systems, or physical facilities could result in disputes, claims, or litigation with our customers and impacted third-parties, or investigations by government authorities. These proceedings could force us to incur significant expenditures in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our platform, products, and services in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of our data or the data of our customers and users was disrupted, we could incur significant liability, or our platform, products, and services may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we do not or cannot maintain the compatibility of our platform with our customers’ existing technology, including third-party technologies that our customers use in their businesses, our business, operating results, and financial condition may be adversely affected.
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with our customers’ existing technology, including other third-party technologies that our customers use in their businesses. Our customers, or the third parties whose products and services our customers utilize, may change the features of their technologies, restrict our access to their technologies, or alter the terms governing use of their technologies in a manner that makes our platform incompatible with their technologies, which would adversely impact our ability to service our customers. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, products, and services, which would negatively affect adoption of our platform and harm our business. Moreover, we may decide to restrict or limit the ability of third parties to access our platform or APIs for various business, privacy, or security reasons, which may negatively impact the functionality of our platform and our brand reputation. If we fail to create or maintain a robust developer ecosystem or otherwise fail to integrate our platform with our customers’ technologies and with third-party technologies that our customers use, we may not be able to offer the functionality that our customers need, which could adversely impact our business, operating results, and financial condition. In addition, customers may require our platform to comply with certain security or other certifications and standards. If we are unable to achieve, or are delayed in achieving, compliance with these certifications and standards, we may be disqualified from selling our platform to such customers, or may otherwise be at a competitive disadvantage, either of which could adversely affect our business, operating results, and financial condition.
If our platform fails to perform properly, whether due to material defects with the software or external issues, our reputation could be adversely affected, our market share could decline, and we could be subject to claims for refunds, credits, damages, indemnity, or other forms of liability, including lawsuits.
Our platform is inherently complex and may contain material defects, software “bugs,” or errors. Any defects in functionality or operational procedures that cause interruptions in the availability of our platform, or cause our platform to function other than intended, could result in:
•loss of, or delayed, market adoption and sales;
•loss of or unintended disclosure of data;
•inaccurate billing of our customers, including over- or under-billing;
•breach of warranty claims;
•sales credits or refunds;
•loss of customers, users, and potential customers;
•diversion of development and customer service resources;
•destruction or compromised integrity of data and/or intellectual property; and
•injury to our brand and reputation.
The costs incurred in correcting any material defects, software “bugs,” or errors in our platform might be substantial and could adversely affect our operating results.
We rely on information technology systems to process, transmit, and store electronic information, including those provided by our third-party vendors and service providers. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems.
Our information technology systems, and those of the third parties on whom we rely, may be subject to damage or interruption from telecommunications problems, data corruption, data errors, software errors, fire, flood, acts of war, terrorism, armed conflicts, global pandemics, natural disasters, power outages, systems disruptions, system conversions, system updates, or human error. Our existing controls, safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss, long-term network outages, or other negative impacts to the usability of our platform. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. While we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of our or our customers’ data hosted on our system. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new information technology systems from time to time in order to support the requirements of our growing and increasingly complex business. Introduction of new technology, or upgrades and maintenance to our existing systems, could result in increased costs or unforeseen problems which may disrupt or reduce our operating efficacy.
We may also encounter service interruptions, outages, or disruptions due to issues interfacing with our customers’ information technology systems, including, but not limited to, stack misconfigurations or improper environment scaling, defective updates or upgrades, our customers’ inability to access the internet, the failure of our network or software systems, security breaches, variability in user traffic for our platform or due to cybersecurity attacks on our or our customers’ information technology systems. For example, if our cloud hosting provider or the hosting provider of any of our third-party technology partners, including AI partners, were to experience interruptions, delays, outages, or other service interruptions, including as a result of customer demand, that may impact our ability to provide service to our customers. We may be required to issue credits or refunds or otherwise be liable to our customers for damages they may incur resulting from certain of these events.
Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability of our platform and our support services. Pursuant to these agreements, if we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform for any reason, we may be contractually obligated to provide certain affected customers with credits, partial refunds, or termination rights. For example, from time to time, we have granted, and in the future may continue to grant, credits, partial refunds, or termination rights to customers pursuant to the terms of these agreements. Our business, operating results, and financial condition would be adversely affected if we suffer performance issues or downtime that fails to meet the service level commitments under our agreements with our customers.
We also have in the past and may in the future, experience issues with respect to our billing processes as a result of errors in our code or the implementation of our billing logic, user permissioning systems, internal controls, or information technology infrastructure. For example, in February 2023, we became aware of an error in our platform that was erroneously causing certain users to be upgraded from free seats to paid seats whenever they took certain actions on our platform, resulting in the overbilling of impacted customers. Upon discovery, we remediated the error and issued credits to impacted customers. We do not currently have any liabilities accrued on our consolidated balance sheets related to this incident. Although these events have not historically had a material impact on our operating results, any future issues with respect to our billing processes may be substantial and could adversely affect our business, operating results, and financial condition.
In addition to potential liability, refunds, or credits, if we experience interruptions in the availability of our platform or other issues that impact customer satisfaction with our platform, our reputation and brand could be adversely affected and we could lose customers. While we currently maintain errors and omissions insurance, it may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.

If we are not able to maintain and enhance our brand and reputation, our business, operating results, and financial condition may be adversely affected.
We believe that maintaining and enhancing our brand and reputation is critical to continued adoption of our platform, our relationship with our existing customers, and our ability to attract new customers. The successful promotion and maintenance of our brand will depend on a number of factors, including, but not limited to, our ability to continue to provide reliable products and services that continue to meet the needs of our customers at competitive prices, our ability to successfully differentiate our platform from those of competitors, the effectiveness of our marketing and customer support efforts, and the effectiveness of our communications to our stockholders. Although we believe it is important for our growth, our brand awareness activities may not be successful or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, operating results, financial condition, and future prospects may be adversely impacted. In addition, our users, customers, employees, or the public at large may, from time to time, disagree with, or find objectionable, organizational decisions, including, but not limited to, pricing, packaging, and billing changes and changes that we make to our platform, or other actions or comments by members of our team. As a result of these disagreements and any negative publicity associated therewith, we could lose users or customers, including loyal members of our community, or we may have difficulty attracting or retaining employees and such disagreements may divert resources and the time and attention of management from our business. Additionally, with the importance and impact of social media, any negative publicity regarding our policies and practices or organizational decisions or actions by members of our team, including those taken in a personal capacity or unrelated to their roles at our company, may be magnified and reach a large portion of our users, customers, and employees in a very short period of time, which could harm our brand and reputation and adversely affect our business, operating results, and financial condition.
In addition, independent industry and research firms have evaluated and provided, and will continue to evaluate and provide, reviews of our platform, as well as the products and services of our competitors, and perception of our platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products and services, our brand may be adversely affected. Harm to our brand and reputation can also arise from many other sources, including, but not limited to, customer complaints, allegations of violations of law, regulatory investigations, security incidents or allegations of security incidents, allegations of employee misconduct, and allegations of misconduct by our partners, consultants, and third-party service providers. The effect of negative publicity may be exacerbated to the extent it is disseminated via social media. Any unfavorable publicity about us or members of our team, including related to our team members’ activities outside the scope of their roles at our company, could negatively impact our brand reputation or otherwise cause us reputational harm, which could have an adverse effect on our business, operating results, and financial condition. Additionally, negative publicity from, or with respect to, our partners or service providers, including, but not limited to, as relating to any decision to restrict or limit access to our platform or APIs, could negatively impact our brand reputation or otherwise cause us reputational harm, which could also affect our business, operating results, and financial condition.
We host our platform on Amazon Web Services. Any disruption in the operations of Amazon Web Services, limitations on capacity, or interference with our use could adversely affect our business, operating results, and financial condition.
Our platform is hosted by Amazon Web Services (“AWS”). Our software is designed to use computing, storage capabilities, bandwidth, and other services provided by AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays, or outages in service availability due to a variety of factors, including issues with service providers like AWS. Depending on severity, future disruptions may also result in data security incidents which are notifiable to stakeholders such as affected individuals and regulators. Capacity constraints could arise from a number of causes such as technical failures, cyberattacks, contagious diseases, terrorist attacks, and natural disasters, fraud, or security attacks. The level of service provided by AWS, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs are expected to increase as our customer base grows, which could adversely affect our business, operating results, and financial condition.
Furthermore, AWS has discretion to change and interpret its terms of service and other policies with respect to us, including on contract renewal, and those actions may be unfavorable to our business operations. AWS may also take actions beyond our control that could seriously harm our business, including, but not limited to, discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data on their system in a way that is unfavorable or costly to us. If our current arrangement with AWS were to be terminated and we could not find an alternative provider on favorable terms or in a timely manner, we could experience interruptions on our platform and in our ability to make our content available to customers, as well as delays and additional expenses in arranging for expansion and transition to alternative cloud hosting and infrastructure services. Such a transition could require further technical changes to our platform, including, but not limited to, our cloud service infrastructure which was initially designed to run on AWS. Making such changes could be costly in terms of time and financial resources. Any of these factors could reduce our revenue, subject us to liability, and cause our customers to decline to renew their subscriptions, any of which would harm our business, operating results, and financial condition.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including the risks described herein. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
Our market opportunity may change over time and there is no guarantee that any particular number or percentage of addressable customers covered by our market opportunity estimates will purchase our platform at all or generate any particular level of revenue for us. Any expansion in the markets in which we operate depends on a number of factors, including, but not limited to, the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the markets in which we compete meet the size estimates and growth as forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including, but not limited to, our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.
Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, financial condition, and future prospects could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.
We regularly review key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. These key business metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our key business metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.
We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the software market, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we may in the future make changes to our key business metrics, including eliminating or replacing existing metrics. Further, if investors or the media perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.
Our business involves hosting user-generated and third-party content, which may present certain legal and reputational risks.
Users of our platform can upload templates, designs, icons, widgets, plugins, and other user-generated and third-party content for use across our platform. In addition, on our Community webpage, we also host both free and paid content uploaded by our users. Hosting such user-generated and third-party content exposes us to certain risks, including, but not limited to, the risk that the content may violate the intellectual property rights of others, or violate other laws and regulations. Moreover, we could be subject to the risk of reputational and brand damage if we are perceived to unfairly moderate, monetize, or otherwise exploit user-generated content, even if such perceptions are inaccurate, which could ultimately harm our business. We may not effectively detect and address user actions that may violate our terms of service and community guidelines and we may not effectively review, approve, or otherwise screen content uploaded to our platform by users. There have been in the past, and there could be in the future, incidents where users and customers engage in activities on or through our platform that violate our policies or laws. Our safeguards may not be sufficient or adequate to ensure the safety of our users and customers and this may harm our reputation and brand.
Our long-term success depends, in part, on our ability to increase sales of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have an adverse effect on our business, operating results, and financial condition.
We conduct our business activities in various foreign countries and currently have operations in North America, South America, Europe, Australia, and Asia. In 2024, a majority of our revenue was generated outside of the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, including financial resources, and is subject to the particular challenges of supporting a rapidly growing business across multiple cultures, customs, legal, regulatory and compliance systems, and commercial infrastructures. Our operations in international markets may not be sufficiently commercially successful to justify our level of investment. Operating internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including, but not limited to, risks associated with:
•fluctuations in foreign currency exchange rates, which could add volatility to our operating results;
•recruiting and retaining talented and capable employees in foreign countries;
•new, or changes in, legal and regulatory requirements;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protectionist measures;

•exposure to numerous, increasing, stringent, and potentially inconsistent laws and regulations relating to, among other things, AI, privacy, data protection, online safety, moderation, and information security;
•costs of, and challenges with, localizing our platform including, but not limited to, data localization and other data privacy requirements;
•challenges in successfully pricing our products in a way that meets local expectations while remaining financially viable to us;
•lack of acceptance of our localized products and services, including due to competition with local products that compete with our products and services;
•the need to make significant investments in people, offerings, services, and infrastructure, typically well in advance of revenue generation;
•challenges inherent in efficiently managing an increasing number of employees over large geographic distances, including, but not limited to, the need to implement appropriate systems, policies, benefits, and compliance programs;
•difficulties in maintaining our company culture with a dispersed and distant workforce;
•treatment of revenue from international sources, evolving domestic and international tax environments, and other potential tax issues, including, but not limited to, with respect to our corporate operating structure and intercompany arrangements;
•different or weaker protection of our intellectual property rights, including, but not limited to, increased risk of theft of our proprietary technology and other intellectual property;
•economic weakness or currency-related crises;
•longer payment cycles and greater difficulty in collecting accounts receivable;
•our ability to adapt to sales practices and customer requirements in different cultures;
•the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;
•natural disasters, acts of war, terrorism, or pandemics, including, but not limited to, the armed conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, or responses to these events;
•actual or perceived instability in the global financial system;
•cybersecurity incidents;
•corporate espionage; and
•political instability and security risks in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.

Our ability to maintain customer satisfaction depends in part on the quality of our customer support. Failure to maintain high-quality customer support could have an adverse effect on our business, operating results, financial condition, and future prospects.
We believe that the successful use of our platform requires a high level of support and engagement for many of our customers. Increased demand for customer support, without corresponding increases in revenue, could increase our costs and adversely affect our business, operating results, financial condition, and future prospects.
There can be no assurance that we will be able to hire sufficient support personnel as and when needed, particularly if our sales exceed our internal forecasts. Additionally, our customer support team uses third-party AI tools to assist them with responding to and resolving customer inquiries. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources or utilizing AI tools for customer support, our ability to provide high-quality and timely support to our customers will be negatively impacted, and our customers’ satisfaction and their usage of our infrastructure could be adversely affected.
Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full in our operating results.
We recognize revenue from subscriptions to our platform on a straight-line basis over the term of the contract subscription period beginning on the date access to our platform is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have monthly or annual contractual terms. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions. Consequently, a decline in subscriptions in any one quarter, whether as a result of fewer or smaller new subscriptions, downsized subscription renewals, or lower subscription renewal rates in the applicable quarter, will not be fully reflected in revenue in that quarter, and will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions are not reflected in full in operating results until future periods.
We make our platform available to users free of charge on our Starter plan. If this fails to lead to customers purchasing paid subscriptions, our business, operating results, and financial condition may be adversely affected.
We offer our Starter plan (our free plan), which gives users limited access to our platform. This may not lead to customers purchasing subscriptions to our platform, as usage of our Starter plan may not lead to them or their organization purchasing subscriptions to our platform. To the extent that users do not become paying customers, or we are unable to successfully attract paying customers, our ability to grow our revenue may be adversely affected. In addition, making aspects of our platform available free of charge involves significant expenses, including hosting costs, with no immediate revenue in return. If we fail to convince users of our free pricing plan to purchase paid subscriptions to our platform our profitability may be adversely affected.
Our sales cycles can be long and unpredictable, and our sales and post-sales efforts require considerable time and expense.
Our revenue recognition and operating results may be difficult to predict because of the length and unpredictability of the sales cycle for our platform, particularly as we increasingly sell to larger organizations, governmental organizations, regulated entities, and organizations outside of the United States or to the technology industry that may have different procurement requirements than our historical customers. For example, we have observed a lengthening of the sales cycle recently for some prospective customers that we attribute to increased sensitivity to information technology security concerns, particularly with respect to products that include AI features or otherwise incorporate AI technologies, such as our platform. In addition, larger customers frequently have rigorous procurement processes and require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a relationship with us.
Our direct sales team develops relationships with our customers, and works on account penetration, account coordination, sales, and overall market development. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce a sale. Sales of our platform may be subject to budget constraints, multiple approvals, security, accessibility, compliance, legal, and other reviews, and unanticipated administrative, processing, and other delays. As a result, it is difficult to predict whether and when a sale will be completed, which, in turn, can make it difficult to accurately plan our business and forecast our operating results. The failure of our efforts to secure sales after investing resources in a lengthy sales process, or a failure to accurately forecast our operating results that causes our actual operating results to fall short of our projections or market expectations, would adversely affect our business, operating results, and financial condition.
Further, our success depends, in part, on our ability to maintain and expand our relationships with customers by helping them realize value from our products and services over time. If our post-sales and customer success efforts are ineffective, our business, operating results, and financial condition could be adversely affected.
Sales to government entities are subject to a number of challenges and risks.
We sell to U.S. federal, state, and local, as well as foreign governmental agency customers. Although we anticipate that they may increase in the future, sales to governmental organizations have not accounted for, and may never account for, a significant portion of our revenue. Sales to governmental organizations are subject to a number of challenges and risks that may adversely affect our business, operating results, and financial condition, including, but not limited to, the following risks:
•selling to governmental agencies can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•government certification, software supply chain or source code transparency requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification or meet other new requirements (for example, although we are currently Federal Risk and Authorization Management Program (FedRAMP) authorized, such authorization is costly to maintain and subject to rigorous compliance and if we lose our authorization, it will restrict our ability to sell to government customers);
•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including, but not limited to, as a result of sudden, unforeseen, and disruptive events such as government shutdowns, governmental defaults on indebtedness, war, regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, and public health concerns or epidemics;
•governments routinely investigate and audit government contractors’ compliance with government contract provisions and applicable procurement laws and regulations, and failure to comply with these laws, regulations, or provisions in our government contracts could result in the government refusing to continue buying our platform, terminating our contracts, or suspending or debarring us, which would adversely impact our revenue and operating results, initiating breach of contract actions, or instituting fines or civil or criminal liability if an investigation, audit, or other review, were to uncover improper or illegal activities;
•governments may require certain products to be manufactured, produced, hosted, or accessed solely in their country or in other relatively high-cost locations, and we may not produce or host all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies;
•our governmental agency customers may have more expansive termination rights; and
•refusal to grant certain certifications or clearance by one government agency, or decision by one government agency that our products do not meet certain standards, may cause reputational harm and cause concern with other government agencies.
Any pressure on the U.S. federal government’s budget or uncertainty around potential changes in budgetary priorities could adversely affect the funding for individual programs and our existing and future contracts with the U.S. government.
Risks Related to Our People
We rely on Dylan Field, our Chair of our Board of Directors, Chief Executive Officer, and President, other members of our management team, and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to hire, integrate, train, manage, retain, and motivate qualified personnel, including members of our Board of Directors, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization. The loss of key personnel, including key members of our management team or members of our Board of Directors, as well as certain of our key marketing, sales, finance, support, product development, legal, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In particular, we are highly dependent on the services of Dylan Field, our Chair of our Board of Directors, Chief Executive Officer, and President, who is critical to the development of our technology, products, platform, future vision, and strategic direction. Mr. Field is involved in a number of initiatives aside from his work for Figma. For example, Mr. Field actively invests in technology companies. This and other initiatives he is, or may become, involved in could divert Mr. Field’s time and attention from overseeing our business operations, which could have a negative impact on our business, and may result in potential conflicts of interest. Moreover, from time to time there have been and may in the future be changes in our management team. While we seek to manage any such transitions carefully, such changes may result in a loss of institutional knowledge, cause disruptions to our business, and negatively affect our business.
Competition for highly skilled personnel is intense, especially in markets such as the San Francisco Bay Area, London, and New York City where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the software industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software and related services. This is especially true in the market for AI talent, which remains extremely competitive. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications at a suitable cost, and this risk may be exacerbated by factors related to, among other things, increased recruiting efforts by other companies. In the past, we have used stock-based compensation to recruit and retain qualified employees. If we were to decrease the amount of stock-based compensation that is granted to employees, or otherwise make changes to our compensation philosophy, we may have difficulty hiring and retaining qualified individuals. Even if we are able to recruit and retain qualified personnel, the cost of doing so may impact our profitability and our ability to meet the expectations of investors and analysts. We also invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. Further, the labor market is subject to external factors that are beyond our control, including, but not limited to, our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics, and workforce participation rates. Should our competitors recruit our employees, our level of expertise and ability to execute our business plan would be negatively impacted.
Restrictive immigration policies or legal or regulatory developments relating to immigration in any of the global markets in which we have employees may also negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. For example, we have previously had to make changes to the way we attract and hire personnel in certain jurisdictions due to changes to the framework with which employer-sponsored visa applications are assessed in those regions. Our business may be adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes.
Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory package is viewed as below market or declines, it may adversely affect our ability to attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed. Further, our competitors may be successful in recruiting and hiring members of our management team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. In recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Although we have entered into employment agreements with our key employees, these agreements are on an “at-will” basis, meaning they are able to terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
Moreover, we have a number of current employees whose equity ownership in our company has resulted in them having substantial personal wealth. As a result, it may be difficult for us to continue to retain and motivate these employees, and this wealth could affect their decisions about whether or not they continue to work for us. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

If we do not effectively integrate, train, manage, and retain product, design, engineering, and sales personnel, and expand our product, design, engineering, and sales capabilities, we may be unable to increase our customer base and increase sales to our existing customers.
Our ability to increase our customer base, enhance our platform, and achieve broader market adoption of our products and services will depend to a significant extent on our ability to continue to hire, integrate, and retain talented product, design, research, and engineering personnel. We have dedicated, and plan to continue to dedicate, significant resources to our product, design, and engineering programs to enhance our platform, including by investing in developing additional features and products, but there is no guarantee that we will be successful in such endeavors. If we are unable to find efficient ways to deploy our product, design, and engineering investments or if these programs are not effective, our business, operating results, and financial condition would be adversely affected.
Additionally, in recent years, we have made significant investments in our sales and marketing teams and plan to continue expanding our sales force. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in part, on our success in hiring, integrating, training, managing, and retaining sufficient numbers of qualified sales personnel to support our growth, particularly in international markets.
New hires require significant training and may take extended time before they are productive. Our recent hires and planned hires may not become productive as quickly as we expect, or at all, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Moreover, our international expansion may be slow or unsuccessful if we are unable to retain qualified personnel with international experience, language skills, and cultural competencies in the geographic markets which we target.
We believe that our company culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our company culture has been and will continue to be vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. We have worked to develop our culture, and we strive to empower our employees to continuously learn, evolve, and grow, and treat each other with respect. If we do not continue to develop our company culture as we grow and evolve, including maintaining a culture that encourages a sense of ownership by our employees, it could harm our ability to foster the innovation, creativity, and teamwork that we believe we need to support our growth. We expect to continue to hire as we expand. As our organization grows and is required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our company culture, which could negatively impact its future success. Further, maintaining a cohesive company culture may prove difficult as a significant percentage of our employees work fully remote or remotely for at least part of the workweek. If we are unable to maintain our company culture, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.

Risks Related to Our Intellectual Property
Failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could enable others to copy or use aspects of our platform without compensating us, which could harm our brand, business, and operating results.
We rely on a combination of patent, trademark, copyright, and trade secrets laws, and contractual provisions, including confidentiality agreements, to establish and protect our intellectual property and proprietary technology, including from unauthorized use or disclosure by our customers and users, third-party partners, employees, and consultants. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property and proprietary rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies, and our business, operating results, and financial condition may be harmed.
Valid patents may not issue from our pending or future patent applications, and the claims allowed on any issued patents may not be sufficient to protect our technology or platform. Any issued patents that we have or may obtain may be challenged or circumvented, invalidated, or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. In addition, there may be issued patents held by third parties of which we are not aware, that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There may also be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Recent changes to patent laws in the United States may also bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications.
Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain, which may lead to increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents, patent applications, and other intellectual property rights, as well as uncertainty regarding the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property rights which may be brought against us and actual or enhanced damages that may be awarded in connection with any such current or future claims. Such uncertainty could have a material and adverse effect on our business, operating results, and financial condition.
In particular, we are unable to predict or assure that:
•our intellectual property rights will not lapse or be invalidated, circumvented, challenged, or, in the case of third-party intellectual property rights licensed to us, be licensed to others;

•our intellectual property rights will be sufficient to protect our products and services or our business or provide competitive advantages to us;
•rights previously granted by third parties to intellectual property rights licensed or assigned to us, including portfolio cross-licenses, will not hamper our ability to assert our intellectual property rights or hinder the settlement of currently pending or future disputes;
•any of our pending or future patent, copyright, or trademark applications will be issued or have the coverage originally sought; and
•we will be able to enforce our intellectual property rights in certain jurisdictions, in particular in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and mechanisms for enforcement may be inadequate.
Despite our efforts to protect our proprietary rights, it may be possible for unauthorized parties to copy our products and aspects of our platform capabilities or obtain and use information that we regard as proprietary, including to create products that compete with ours. We enter into confidentiality agreements or other agreements that contain confidentiality provisions with our employees, consultants, vendors, users, and customers, and limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and no assurance can be given that such agreements will be effective in controlling access to, or distribution, use, misuse, misappropriation, reverse-engineering, or disclosure of our proprietary information, know-how, and trade secrets. In addition, any breach of these agreements could negatively affect our business and our remedy for such breach may be limited. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. As such, we cannot guarantee that the steps taken by us to prevent unauthorized access, use, disclosure, and distribution of our proprietary information will prevent misappropriation of our technology.
We pursue the registration of our patents, copyrights, trademarks, service marks, and domain names in the United States and in certain foreign jurisdictions. These application processes are expensive and may not be successful in all jurisdictions or for every such application, and we may not pursue such protections in all jurisdictions that may be relevant, for all our goods or services, or in every class of goods and services in which we operate. Additionally, we may not be able to obtain, maintain, protect, exploit, defend, or enforce our intellectual property rights in every foreign jurisdiction in which we operate. For example, effective trade secret protection may not be available in every country in which our products are available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. Further, many foreign countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. In addition, any changes in the trade secret, employment, and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secrets and other intellectual property rights. The legal systems of certain foreign countries do not favor the enforcement of patents, trademarks, copyrights, trade secrets, and other intellectual property and proprietary protection, which could make it difficult for us to prevent or stop any infringement, misappropriation, dilution, or other violation of our intellectual property rights. If we fail to maintain, protect, and enhance our intellectual property rights, our brand, business, operating results, financial condition, and future prospects may be harmed.
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Protecting our intellectual property rights, both as a defendant and plaintiff, as applicable, through litigation in the United States and internationally may entail significant time and expense. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. If we are unable to protect our proprietary rights, including aspects of our software and platform protected other than by patent rights, we will find ourselves at a competitive disadvantage to others who need not incur the expense, time, and effort required to create our platform and other innovative products that have enabled us to be successful to date. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business or adversely affect our international expansion.
Furthermore, the application of intellectual property law to AI technologies is a new and emerging practice, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. As a result, our use of AI tools in our product development and engineering processes may make it difficult to assert ownership rights over our technology. If we fail to obtain protection for the intellectual property rights concerning our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation, and financial condition. In addition, given the long history of development of AI technologies, other parties may have, or in the future may obtain, patents or other proprietary rights that could prevent, limit, or interfere with our ability to make, use, or sell our own AI technologies.
Third parties have claimed and may claim that our platform infringes, misappropriates, or otherwise violates their intellectual property rights and such claims could be time-consuming or costly to defend or settle, result in the loss of significant rights, or harm our relationships with our customers or reputation in the industry.
We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties have claimed and may bring claims alleging that our current or future platform capabilities, products, and services infringe their intellectual property rights. Such claims may also result in legal claims against our third-party partners and our customers. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such claims will not have an adverse effect on our business, operating results, and financial condition. These claims may be time consuming, costly to defend or settle, damage our brand and reputation, harm our customer relationships, and create liability for us. Contractually, we are obligated to indemnify our partners and customers for certain expenses or liabilities they may incur as a result of any such third-party intellectual property infringement claims associated with our platform. In addition, to the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur. We expect the number of such claims, whether warranted or not, to increase, particularly as a public company with an increased profile and visibility, as the number of products and services and the level of competition in our market grows, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase.
Companies in the software and technology industries, some of whom may compete with us, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently engage in litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties have invited us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our third-party partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims.
There may be third-party intellectual property rights, including issued or pending patents and trademarks, that cover significant aspects of our technologies or business methods and assets. In the event that we engage software engineers or other personnel who were previously engaged by competitors or other third parties, we may be subject to claims that those personnel have inadvertently or deliberately incorporated proprietary technology of third parties into our products or have otherwise improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by employees or contractors asserting an ownership right in our patents, patent applications, or other intellectual property rights as a result of the work they performed on our behalf. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market, and support potential products or enhancements, which could severely harm our business.
Further, we may use AI technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient, AI technologies have sometimes generated content that is “substantially similar” to proprietary or open source software code on which the AI tool was trained. If the AI technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patents, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI-generated software code, including those that could be induced by a maliciously trained AI model. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.
Any intellectual property claims, whether with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources, even if such claims do not result in litigation or are resolved in our favor. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the applicable third-party intellectual property rights, which may not be available on reasonable terms, or at all. Even if a license was available, we could be required to pay significant royalties, which would increase our operating expenses, or we could be required to develop alternative non-infringing technology, which may require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we may decide to limit or stop sales of our platform and may be unable to compete effectively. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. Any of these results would adversely affect our business, operating results, and financial condition.

Some of our technology incorporates “open source” software, which could under certain circumstances materially and adversely affect our ability to sell our platform and subject us to possible litigation.
Certain software used within our products and services is, and certain software of our customers, third-party partners, and vendors, may be, derived from “open source” software that is made generally available to the public by its authors or other third parties. Open source software is made available under licenses that in some instances may subject us to certain unfavorable conditions, including requirements that we offer our proprietary software, or portions of our proprietary software, which incorporates or links to such open source software, for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating, or using such open source software, and that we license such modifications or derivative works under the terms of the applicable open source licenses.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and services. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, which licensors are not typically required to maintain and update, and licensors can change the license terms on which they offer the open source software without notice. In addition, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our platform. Further, the shared nature of open source software means the source code for open source software used in our, or our vendors’, offerings is widely available to the public, and a malicious actor could attempt to identify or create vulnerabilities in this open sourced code and exploit those security vulnerabilities, which may increase the likelihood of a data breach, network interruption, or other type of ransomware attack or cyberattack against us or against third parties who may use open source software, such as our key vendors or technology licensors, any of which could negatively impact our business. Although we monitor our use of open source software in an effort to comply with the terms of the applicable open source licenses, to avoid subjecting our platform and products to conditions we do not intend, and to avoid subjecting our platform and products to security vulnerabilities, many of the risks associated with use of open source software cannot be eliminated and such risks could materially and adversely affect our business, operating results, financial condition, and future prospects, as well as our reputation, including if we are required to take remedial action that may divert resources away from our development efforts.
Our use and distribution of certain software is subject to open source licenses that may require that we make certain source code publicly available. If we combine and distribute our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the combined source code of our proprietary software to the public, under terms authorizing further modification and redistribution, or otherwise be limited in the licensing of our offerings, each of which could provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our platform, require us to re-engineer all or a portion of our platform, and reduce or eliminate the value of our platform. This would allow our competitors to create similar offerings with lower development efforts and in less time and ultimately could result in a loss of sales for us. If we inappropriately use or incorporate open source software subject to certain types of open source licenses that challenge the proprietary nature of our products, we may be required to re-engineer such products, discontinue the sale of such products, or take other remedial actions. Any efforts to re-engineer all or a portion of our platform could result in potentially prolonged periods of reduced usability and accessibility of our platform, which in turn would adversely affect our business, operating results, and financial condition.

There is evolving legal precedent for interpreting the terms of certain open source licenses, including the determination of which works are subject to the terms of such licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize any offerings incorporating such software. Moreover, we may have incorporated or used open source software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures, and we cannot guarantee that our processes for controlling our use of open source software in our platform are or will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management’s time and attention away from developing the business, expose us to customer indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in our paying damages or entering into unfavorable licenses, have a negative effect on our business, operating results, and financial condition, or cause delays by requiring us to devote additional research and development resources to modify our platform.
We license technology from third parties for the development of our products, and our inability to maintain those licenses could harm our business.
We currently rely on or incorporate, and will in the future rely on or incorporate, technology that we license from third parties, including software and large language models, into our products. For example, Figma’s AI-powered products and features, including our Figma Make product, rely on off-the-shelf foundational AI models. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies become unreliable, unavailable, or fail to operate properly, we may not be able to secure adequate alternatives in a timely or cost-effective manner, or at all, and our ability to offer our products and remain competitive in our market would be harmed. Further, licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement claims due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. In addition, some of our third-party license agreements may be terminated by our licensors for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products and services containing or dependent on that technology would be limited, and our business, including our operating results, financial condition, and cash flows could be harmed. Additionally, if we are unable to license technology from third parties, we may decide to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive products and increase our costs. Third-party software we rely on may be updated infrequently, unsupported, or subject to vulnerabilities that may not be resolved in a timely manner, any of which may expose our products to vulnerabilities. Any impairment of the technologies of or our relationship with these third parties could harm our business, operating results, and financial condition.

Risks Related to Legal and Regulatory Matters
Our business is subject to complex and evolving U.S. and foreign laws, regulations, and industry standards, many of which are subject to change and uncertain interpretations, which uncertainty could harm our business, operating results, and financial condition.
We are subject to many U.S. and foreign federal, state, and local laws, regulations, and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, data security, intellectual property, including copyright and patent laws, AI technologies, antitrust and competition, online safety and moderation, employment, labor, immigration, consumer protection, public health, workplace safety, and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business.
The introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we take may subject us to additional laws, regulations, or other government scrutiny. In light of our recent geographic expansion, we cannot guarantee that we will be able to comply with all relevant laws and regulations of every jurisdiction in which our platform can be accessed, including, but not limited to, with respect to the data privacy or data localization requirements of various jurisdictions. If we are found to be in violation of the laws, regulations, or standards of any of the jurisdictions where we make our platform available, we could face legal liability, fines, and costly investigations or regulatory processes, and we may decide to restrict access to our platform in such jurisdictions, which would harm our growth, revenue, and operating results.
In certain jurisdictions and situations, we may be subject to consumer protection laws and regulations, including, but not limited to, laws and regulations related to subscriptions, billing, and auto-renewal. Additionally, we have in the past, are currently, and may from time-to-time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices and product decisions that we make, including our policies and practices around subscriptions, billing, auto-renewal, intermediary liability, privacy, data protection, and partnerships and integrations. Consumer protection laws may be interpreted or applied by authorities in a manner that requires us to make changes to our operations or incur fines, penalties, or settlement expenses, which may result in harm to our business, operating results, financial condition, and brand.
In addition, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our products and services, including, but not limited to, environmental sustainability, climate change, human capital, and employment matters. In particular, we face challenges inherent in effectively and efficiently managing a workforce across a large number of jurisdictions, many of which have differing labor law requirements, including the need to implement appropriate systems, policies, benefits, and compliance programs. Compliance with such laws, regulations, and policies may require significant investment and expense. Further, if we fail to implement the necessary programs, frameworks and principles for compliance, our reputation, business, operating results, and financial condition may be adversely affected.
The costs of complying with these laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure or perceived failure of compliance on our part to comply with the laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, operating results, and financial condition. Furthermore, it is possible that certain governments may seek to block or limit our platform or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our platform for an extended period of time or indefinitely.
We are subject to governmental economic sanctions requirements and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.
Our platform and associated products are subject to various restrictions under U.S. and other jurisdictions’ export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products and services to U.S.-embargoed or sanctioned countries, governments, persons, and entities and require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted or could enact export control, economic and trade sanctions, or import laws that could limit our ability to distribute our platform or subject us to liability.
Although we take precautions to prevent our platform and associated products from being accessed or used in violation of such laws, we may have inadvertently allowed some access to our platform and associated products in violation of U.S. economic sanctions laws, including by users and customers in embargoed or sanctioned countries. As a result, we have submitted to OFAC a voluntary self-disclosure concerning potential violations and the voluntary self-disclosure is still under review. Since becoming aware of the circumstances leading to our voluntary self-disclosure to OFAC, we have put in place additional measures designed to prevent our platform and products from being accessed or used in violation of U.S. economic and trade sanctions laws and will continue to consider enhancements to our internal controls and monitor our compliance with such laws and regulations, but there can be no assurance that we will not encounter compliance issues in the future. If we are found to be in violation of U.S. economic sanctions, it could result in substantial fines and penalties for us and for individuals working for us. We may also be adversely affected through other penalties, reputational harm, loss of access to certain markets, or otherwise. No loss has been recognized in our financial statements contained herein for any loss contingency relating to the pending OFAC enforcement matter, as we believe it is not probable a loss will be incurred and the range of a possible loss is not yet estimable.
Changes in our platform or future changes in export and import regulations may create delays in the introduction of our platform in international markets or prevent our customers with international operations from deploying our platform globally. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export our technology and services to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export our platform would adversely affect our business, operating results, financial condition, and future prospects.
We are subject to anti-bribery, anti-corruption, and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010, and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws have been enforced with great rigor in recent years and are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. The FCPA or other applicable anti-corruption laws may also hold us liable for acts of corruption or bribery committed by our third-party business partners, representatives, and agents, even if we do not authorize such activities. As we develop our international sales and business, and increase our use of third parties, our risks under these laws will increase. As a public company, the FCPA requires that we keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority, and responsibility over our assets.
We have adopted policies and procedures and conducted training designed to prevent improper payments and other corrupt practices prohibited by applicable laws, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions, and/or sanctions could harm our reputation, business, operating results, financial condition, and future prospects.
Compliance with ever evolving U.S. federal, state, and foreign laws relating to the handling of information about individuals involves significant expenditure and resources and if we fail to adequately protect personal data or other information we collect, process, share, or maintain under applicable laws, our business, operating results, and financial condition could be adversely affected.
We receive, store, and process some personal data from our employees, customers, and the employees of our customers and third-party vendors. Additionally, our users and customers use our platform to create and store their proprietary and confidential data. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Failure or perceived failure to comply with U.S. or international laws, regulations, and industry standards regarding personal data or other information could adversely affect our business, operating results, and financial condition. Moreover, complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.
In the United States, there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Additionally, the Federal Trade Commission and many state attorneys general interpret federal and state consumer protection laws to impose standards on the collection, use, dissemination, and security of data. On the state level, the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) created new data privacy obligations for covered businesses and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal data is used. The CCPA provides for civil penalties for violations as well as a private right of action for certain data breaches that have increased data breach litigation. Over a third of other U.S. states have enacted consumer privacy laws comparable to the CCPA and numerous other states have pending consumer privacy legislation under review, which if enacted, would add additional costs and expense of resources to maintain compliance.
We are also subject to evolving privacy laws on cookies, tracking technologies and marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities, as well as the effectiveness of our marketing. Such regulations may have a negative effect on our business. We may also be subject to fines and penalties for non-compliance with any such laws and regulations. The decline of cookies or other online tracking technologies as a means to identify and target potential customers may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.
We also may be subject to various U.S. federal, state, and foreign laws governing how companies provide age-appropriate experiences to children and minors, including the collection and processing of children and minors’ data. These laws include, but are not limited to, the Children’s Online Privacy Protection Act of 1998, and the Family Educational Rights and Privacy Act of 1974, which address the use and disclosure of the personal data of children and minors and impose obligations on online services or products directed to or likely to be accessed by children, such as our Figma for Education offerings. We are subject to similar laws and regulations governing the collection and processing of children and minors’ data in a number of other jurisdictions, including, but not limited to, the United Kingdom (the “UK”), EEA, and Japan, and we may be subject to additional similar laws and regulations as we expand our Figma for Education offerings into new markets.
Further, we are subject to the GDPR, which governs the collection, use, disclosure, transfer, or other processing of personal data of natural persons located in the EEA and the UK, and it applies extra-territorially and imposes onerous requirements on controllers and processors of personal data, including, for example, accountability and transparency requirements, obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed, and obligations to comply with data protection rights of data subjects. We face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million in the UK) or four percent of the annual global revenues of the noncompliant company, whichever is greater. A breach of the GDPR may also result in regulatory investigations, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit and we may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR prohibits transfers of personal data from the EEA or the UK to countries not formally deemed adequate by the European Commission or the UK Information Commission Office, respectively, including the United States, unless a particular compliance mechanism and, if necessary, certain safeguards, are implemented. The mechanisms that we and many other companies, including our customers, rely upon for European and UK data transfers out of the EEA and the UK are the European Commission Standard Contractual Clauses (“SCCs”), the UK Information Commissioner’s Office’s Addendum to the SCCs, the EU-US Data Privacy Framework (“EU-US DPF”), and the UK Extension to the EU-US DPF. We also have the Swiss-US Data Privacy Framework in place to legitimize transfers of personal data from Switzerland to the United States. All of these transfer mechanisms are the subject of legal challenge, regulatory interpretation, and judicial decisions by the Court of Justice of the EU. In particular, we expect the European Commission’s approval of the current EU-US DPF to be challenged, and expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. Some countries are also considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If we are required to implement additional measures to transfer data around the world, this could increase our compliance costs, and could adversely affect our business, operating results, and financial condition.
We may be subject to data privacy laws and similar laws in a number of other jurisdictions where our platform is available, including requirements that may require us to process or store customer data in certain jurisdictions or otherwise restrict our ability to serve customers in certain markets. For example, in certain circumstances, we may be subject to China’s Personal Information Protection Law (the “PIPL”). The PIPL’s requirements include extraterritorial application, data localization, and obligations to provide certain notices and rights to citizens of China. In the event that we are alleged or determined to be not in compliance with the PIPL or the local data privacy laws of any other jurisdiction where we make our platform available, including with respect to the data localization, cross-border transfer, or residency requirements, we may decide to make modifications to our platform, products, and services, increase costs, or cease operating in that jurisdiction, which would negatively impact our business, operating results, and financial condition, and may subject us to claims, investigations, regulatory processes, and penalties.
Further, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could materially and adversely affect our business.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or to the instructions of our customers, and ensuring that they have sufficient technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of personal data. Any violation of privacy, data protection, data, or cybersecurity laws by our third-party processors could have an adverse effect on our business and result in significant fines and penalties.
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations, and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable U.S. and international data privacy and security laws, rules, regulations, standards, certifications, or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release, or transfer of personal data, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time, and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions, and costly litigation, including class actions. Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have an adverse effect on our business, operating results, and financial condition.

We are subject to European digital services and content moderation regulations, which impose evolving compliance requirements that may impact how we offer our products in Europe.
The adoption of European laws relating to the internet or other areas of our business could affect the manner in which we currently conduct our business. On November 16, 2022, the EU Digital Services Act (“DSA”), came into force in the European Union. The DSA governs, among other things, our potential liability for illegal services or content on our platform, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). The DSA may increase our compliance costs, require changes to our user interface, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to users, and may otherwise adversely affect our business, operating results, and financial condition. Similarly, in the UK, the Online Safety Act 2023 (“OSA”) establishes a regulatory framework for user-to-user services and imposes obligations to protect users from illegal content which may increase compliance costs and may otherwise adversely affect our business, operating results, and financial condition. While obligations under the OSA are being phased in, and certain obligations, including the conduct of risk assessments, became applicable starting on March 17, 2025, other OSA obligations will only become enforceable once regulatory guidance is issued. Failure to comply with the DSA or OSA can result in fines of up to 6% of total annual worldwide revenue or £18 million, respectively.
We may become involved in litigation that may adversely affect us.
From time to time, we may be subject to claims, suits, and other legal proceedings. Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our business, operating results, financial condition, and future prospects. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that would adversely affect our business, operating results, financial condition, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results, financial condition, and future prospects.
Risks Related to Financial and Accounting Matters
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange (“NYSE”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in the periodic reports we will file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and future prospects. We have hired and expect to continue to hire additional employees to assist us in complying with these requirements, and we may also engage outside consultants, either of which will increase our operating expenses.
We incur significant costs and management resources as a result of operating as a public company.
As a public company, we incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. Such additional compliance costs will continue to increase our legal, accounting, and financial compliance costs, make certain activities more difficult, time-consuming, and costly, and place significant strain on our management, personnel, systems, and resources. For example, in connection with our initial public offering (“IPO”), we adopted additional internal controls and disclosure controls and procedures, retained a transfer agent, and adopted an insider trading policy. As a public company, we bear internal and external costs in connection with preparing and distributing periodic public reports in compliance with our obligations under U.S. securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Exchange Act, Sarbanes-Oxley Act, and rules and regulations implemented by the SEC, have increased legal and financial compliance costs and make some compliance activities more time-consuming. We have invested, and will continue to invest, resources to comply with evolving laws, regulations, and standards, and this investment has resulted, and will continue to result, in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which increased our insurance-related costs. Moreover, in the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain and maintain the same or similar coverage. These factors would also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, equity, stock-based compensation, the fair value of our Class A common stock prior to the IPO, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to, stock-based compensation, including the estimation of the underlying fair value of common stock and the estimation of the fair value of market-based awards. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, potentially resulting in a decline in the market price of our Class A common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition, and profitability, or cause an adverse deviation from our revenue and operating profit target, which may adversely affect our financial condition.
Our Revolving Credit Facility contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the credit facility, our operations may be interrupted and our business, operating results, and financial condition could be adversely affected.
In June 2025, we entered into the Revolving Credit Facility to fund working capital and general corporate purpose expenditures. The credit agreement provides for the Revolving Credit Facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit, and provides us with a right to increase the Revolving Credit Facility and/or add one or more tranches of term loans or to increase the amount of any existing term loans. In July 2025, we drew $330.5 million on the Revolving Credit Facility in order to pay tax withholding and remittance obligations associated with the net settlement of restricted stock units (“RSUs”) in connection with the IPO, and we used a portion of the net proceeds from the IPO to repay such indebtedness. The Revolving Credit Facility contains a financial covenant requiring that Liquidity (defined as unrestricted cash and cash equivalents, plus the undrawn revolver commitments) is not less than $100 million as of the last day of each fiscal quarter. The Revolving Credit Facility contains additional customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, asset dispositions and affiliate transactions, each subject to customary exceptions and baskets, and customary events of default. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets.
Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants could result in a default under the Revolving Credit Facility. Such a default could permit lenders to accelerate the maturity of outstanding amounts under our Revolving Credit Facility, if any, which in turn could result in material adverse consequences that negatively impact our business, the market price for our Class A common stock, and our ability to obtain other financing in the future. In addition, the Revolving Credit Facility’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of us and stockholders.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business, operating results, and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, or privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Our ability to raise capital in the future may be impacted by global macroeconomic conditions, which may make it difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Furthermore, we have authorized the issuance of undesignated preferred stock and blockchain common stock that our Board of Directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. We do not currently have any specific plans to issue shares of our capital stock in the form of blockchain tokens. The trading prices of the common stock of technology companies have been highly volatile in recent years as a result of inflation, interest rate volatility, actual or perceived instability in the banking system, geopolitical conflicts, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
We are exposed to fluctuations in currency exchange rates, which may be exacerbated in the future and could negatively affect our business, operating results, and financial condition.
Our sales are currently denominated in U.S. dollars, Euros, British pounds, Japanese Yen, and the Canadian Dollar, and will likely be denominated in other currencies in the future. Because we report our operating results and revenue in U.S. dollars, we currently face exposure to foreign currency exchange risk and may in the future face other foreign currency risks. We do not currently hedge against the risks associated with foreign currency fluctuations. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. Further, to the extent that our customer agreements with our customers outside of the United States are denominated in U.S. dollars, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar continues to strengthen, this could adversely affect our business, operating results, and financial condition. Conversely, if the U.S. dollar weakens relative to the foreign currencies in the jurisdictions in which we have operations, our cost of revenue and operating expenses will increase, which would have an adverse impact on our operating results. In addition, increased international sales in the future, including through continued international expansion and our partners could result in foreign currency denominated sales, which would increase our foreign currency risk.
Our operating expenses incurred outside the United States and denominated in foreign currencies are increasing and are subject to fluctuations due to changes in foreign currency exchange rates. These expenses are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates. We do not currently hedge against the risks associated with currency fluctuations but may do so, or use other derivative instruments, in the future.
Moreover, in addition to risks associated with traditional fiat currency, the emergence of cryptocurrencies, particularly Bitcoin, as potential alternative mediums of exchange may introduce further risk. If the adoption of Bitcoin or another cryptocurrency increases to the point where it has the potential to displace traditional fiat currencies in our markets, this may exacerbate the risks described above.
We could be subject to additional tax liabilities and U.S. federal and global income tax reform could adversely affect us.
We are subject to U.S. federal, state, and local income taxes, sales, and other taxes in the United States and income taxes, withholding taxes, transaction taxes, and other taxes in numerous foreign jurisdictions. Our existing corporate structure has been implemented in a manner that we believe is in compliance with current prevailing tax laws. Moreover, changes to our corporate structure, including increased headcount and expanded functions outside of the United States, could impact our worldwide effective tax rate and adversely affect our operating results and financial condition. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our business, with some changes possibly affecting our tax obligations in future or past years. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate.
For example, the U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss (“NOL”) carryforwards, and the One Big Beautiful Bill Act of 2025 (the “OBBBA”) further reformed the Code, including by permanently extending certain expiring provisions of the TCJA, modifying the international tax framework, and restoring the deductibility of domestic research and development expenditures. The OBBBA has multiple effective dates, with certain provisions effective in

2025 and others implemented through 2027. In addition, as part of the Organization for Economic Cooperation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting, 147 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global revenues above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. We are still evaluating the impact of the OECD pillar one and pillar two rules as they continue to be refined by the OECD and implemented by various national governments. However, it is possible that the OECD pillar one and pillar two rules, as implemented by various national governments, could adversely affect our effective tax rate or result in higher cash tax liabilities.
Due to the expanding scale of our international business activities, these types of changes to the taxation of our activities could impact the tax treatment of our foreign earnings, increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial condition. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
Our ability to use our NOL carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we had aggregate U.S. federal and state NOL carryforwards of $164.0 million and $181.5 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. Under the TCJA, U.S. federal NOLs we generated in tax years beginning after December 31, 2017 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. If not utilized, our California and other state NOL carryforwards will begin to expire in 2044 and 2029, respectively. As of December 31, 2024, we had federal research and development credit carryforwards of $0.1 million, which will begin to expire in 2041, and state research and development credit carryforwards of $24.7 million, which will begin to expire in 2029. California research and development credit carryforwards do not expire. Realization of these NOL and research and development credit carryforwards depends on our future taxable income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our operating results and financial condition.
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% cumulative change (by value) in ownership by certain “five-percent shareholders” (as defined in Section 382 of the Code and the Treasury Regulations promulgated thereunder) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. NOL carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar provisions of state tax law may also apply to limit our use of accumulated state tax NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase our state income tax liabilities. As a result of the foregoing, even if we attain profitability, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.
We cannot predict the prices at which our Class A common stock will continue to trade. The market price of our Class A common stock depends on a number of factors, including, but not limited to, those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating results. In addition, the current limited public float of our Class A common stock will tend to increase the volatility of the trading price of our Class A common stock, which may be further increased due to retail investor interest. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, the following:
•actual or anticipated changes or fluctuations in our operating results;
•the global political, economic, and macroeconomic climate, including, but not limited to, tariffs or trade restrictions, actual or perceived instability in the financial industry, potential uncertainty with respect to the U.S. federal debt ceiling and budget and potential government shutdowns related thereto, labor shortages, supply chain disruptions, potential recession, inflation, and interest rate volatility;
•our incurrence of any material amounts of indebtedness;
•our ability to produce timely and accurate financial statements;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•announcements by us or our competitors of new offerings or new or terminated significant contracts, commercial relationships, acquisitions, or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time;
•sales of substantial amounts of our Class A common stock in the public markets, particularly sales by our directors, executive officers, and principal stockholders, or the perception that such sales might occur;
•the overall performance of the stock market or the performance of public technology companies;
•the expiration of market standoff or contractual lock up agreements and sales of shares of our Class A common stock by us or our stockholders;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet financial analysts’ estimates or the expectations of investors;

•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments in AI;
•litigation or other proceedings involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors or others that may be associated with us;
•developments or disputes concerning our intellectual property rights, or third-party intellectual property or other proprietary rights that we rely on or have implemented into our platform;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our Board of Directors;
•other events or factors, including, but not limited to, those resulting from acts of war, terrorism, armed conflict, including the conflicts in the Middle East and Ukraine and tensions between China and Taiwan, or responses to these events; and
•actual or perceived cybersecurity incidents.
In addition, the stock market in general, and the market for technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty. These economic, political, regulatory, and market conditions may negatively impact the market price of our Class A common stock, regardless of our actual operating results. In the past, securities class action litigation and derivative litigation have often been instituted against companies following periods of volatility in the market price of a company’s securities. These types of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant litigation defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. Any of the above potential effects relating to potential volatility in the market price of our Class A common stock could have an adverse effect on our business, operating results, financial condition, and future prospects.
The multi-class structure of our common stock has the effect of concentrating voting power with Dylan Field, our Chair of our Board of Directors, Chief Executive Officer, and President, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 15 votes per share, and our Class A common stock has one vote per share. Our Class C common stock has no voting rights, except as required by law.
As of June 30, 2025, Mr. Field and Evan Wallace, our other co-founder, collectively held substantially all of the issued and outstanding shares of our Class B common stock. Moreover, pursuant to an irrevocable proxy granted by Mr. Wallace and the Wu-Wallace Family Trust (the “Wallace Proxy”), an affiliate of Mr. Wallace, to Mr. Field, Mr. Field has the complete and unlimited authority to act, in his sole discretion, on their behalf, to vote any number of shares of our capital stock, owned or beneficially held by them at any time and from time to time (the “Wallace Proxy Shares”) on all matters submitted to a vote of stockholders at a meeting of stockholders or through the solicitation of a written consent of stockholders and for any contractual voting rights that may be applicable to the Wallace Proxy Shares.

Upon the closing of the IPO on August 1, 2025, Mr. Field held approximately 73.4% of the voting power of our outstanding capital stock, including 25.0% of the voting power subject to the Wallace Proxy, which voting power may increase over time upon the exercise or settlement of equity awards held by Mr. Field. As a result, Mr. Field is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Field may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. In addition, we and Mr. Field are party to a Nominating Agreement under which we and Mr. Field are required to take certain actions to include Mr. Field in the slate of nominees nominated by our Board of Directors for the applicable class of directors (or the full Board of Directors, if the Board of Directors is not classified at such time), include him in our proxy statement, cause our Board of Directors, subject to their fiduciary duties, to recommend in favor of Mr. Field’s election or re-election to our Board of Directors and solicit proxies or consents in favor of electing Mr. Field to our Board of Directors.
Future transfers by the holders of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could increase their voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.
The multi-class structure of our common stock may adversely affect the trading market for our Class A common stock.
We cannot predict whether the multi-class structure of our common stock will, over time, result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain stock index providers exclude or limit the ability of companies with multi-class share structures from being added to certain of their indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multi-class structures. As a result, the multi-class structure of our common stock may make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, notwithstanding our automatic termination provision, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline.
Upon the expiration of the IPO Lock-Up Period and Extended Lock-Up Period, each as defined and described further below, all of the shares of our Class A common stock will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (“Securities Act”), except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (including any shares that were purchased by any of our affiliates in the IPO), will only be able to be sold in compliance with Rule 144 under the Securities Act.
In connection with the IPO, all of our directors and executive officers, the selling stockholders in the IPO, and certain other holders agreed, subject to certain exceptions, that without the prior written consent of Morgan Stanley & Co. LLC (“Morgan Stanley”) and Goldman Sachs & Co. LLC (“Goldman Sachs”), on behalf of the underwriters in the IPO, they would not, in accordance with the terms of such agreements, during the period ending on the earlier of (i) the commencement of trading on the second trading day after the date that we publicly announce earnings for the three months ended September 30, 2025, and (ii) 180 days after July 30, 2025, which is the date of our final prospectus (the “Final Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act, on July 31, 2025 (such period, the IPO Lock-Up Period):
(a)offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities directly or indirectly convertible into or exercisable or exchangeable for our common stock;
(b)enter into any swap, hedging transaction, or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock, whether any such transaction described above is to be settled by delivery of our common stock or such other securities convertible into or exercisable or exchangeable for our common stock, in cash or otherwise;
(c)publicly disclose the intention to take any of the actions restricted by clause (a) or (b) above; or
(d)make any demand for, or exercise any right with respect to, the registration of any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock.
Furthermore, (i) certain additional holders of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our common stock are subject to the market standoff provisions in our amended and restated investors’ rights agreement, dated May 15, 2024, pursuant to which such holders agreed to not offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right, or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock held immediately prior to the effectiveness of the registration statement for the IPO, or enter into any swap, hedging transaction, or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock, whether any such transaction described above is to be settled by delivery of our common stock or such other securities convertible into or exercisable or exchangeable for our common stock, in cash or otherwise, or publicly disclose the intention to take any of the foregoing actions, during the IPO Lock-Up Period and (ii) certain additional holders of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our common stock are subject to the market standoff agreements with us, pursuant to which such holders agreed to not sell or otherwise dispose of any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock held immediately prior to the effectiveness of the registration statement for the IPO during the IPO Lock-Up Period. The forms and specific restrictive provisions within these market standoff provisions vary among security holders. For example, although some of these market standoff agreements do not specifically restrict hedging transactions and others may be subject to different interpretations between us and security holders as to whether they restrict hedging, our insider trading policy prohibits hedging, short sales, and certain other transactions involving derivative securities by all of our current directors, officers, employees, contractors, and consultants. Sales, short sales, or hedging transactions involving our equity securities, whether or not we believe them to be prohibited, could adversely affect the price of our Class A common stock.
As a result of the foregoing, substantially all of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our common stock are subject to a lock-up agreement or market standoff provisions during the IPO Lock-Up Period. We have agreed to enforce all such market standoff restrictions on behalf of the underwriters for the IPO and not to amend or waive any such market standoff provisions during the IPO Lock-Up Period without the prior written consent of Morgan Stanley and Goldman Sachs, on behalf of the underwriters, provided that we may release shares from such restrictions to the extent such shares would be entitled to release under the form of lock-up agreement with the underwriters entered into by our directors and executive officers, the selling stockholders in the IPO, and certain other holders of our securities as described herein.
Furthermore, subject to certain conditions, at the commencement of trading on the second trading day after the date that we publicly announce earnings for the three months ended June 30, 2025 (the “Initial Post-Offering Earnings Release Date”), if the closing price per share of our Class A common stock on NYSE for at least five trading days in any ten consecutive trading day period, with at least one of such five trading days occurring after the Initial Post-Offering Earnings Release Date, is at least 25% greater than the IPO price of our Class A common stock, certain shares of Class A common stock held by our current employees and service providers (excluding our directors and any officer within the meaning of Section 16 of the Exchange Act) will be immediately available for sale in the public market.
In addition to the lock-up and market stand-off agreements described above, on August 30, 2025, we entered into an extended lock-up agreement (the “Extended Lock-Up Agreement”) with holders of approximately 54.1% of our outstanding shares of Class A common stock (such holders, the “Extended Lock-Up Holders”), pursuant to which the Extended Lock-Up Holders have agreed that, without our prior written consent, they will not, during the period commencing on the date of such Extended Lock-up Agreement and ending on August 31, 2026 or such other earlier date as described below (such period, the “Extended Lock-Up Period”): (a) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities directly or indirectly convertible into or exercisable or exchangeable for our common stock; (b) enter into any swap, hedging transaction, or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock, whether any such transaction described above is to be settled by delivery of our common stock or such other securities convertible into or exercisable or exchangeable for our common stock, in cash or otherwise; (c) publicly disclose the intention to take any of the actions restricted by clause (a) or (b); or (d) make any demand for, or exercise any right with respect to, the registration of any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, in each case, subject to certain exceptions.
Notwithstanding the foregoing,
(a)    up to 17.5% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 38.9 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-up Holders beginning at the commencement of trading on the second trading day after the date that we announce earnings for the quarter ending September 30, 2025;
(b)    up to an additional 20% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 44.4 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-up Holders beginning at the commencement of trading on the second trading day after the date that we announce earnings for the year ending December 31, 2025;
(c)    up to an additional 27.5% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 61.1 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-up Holders beginning at the commencement of trading on the second trading day after the date that we announce earnings for the quarter ending March 31, 2026; and
(d)    the remainder of the shares of Class A Common Stock held by the Extended Lock-Up Holders (approximately 77.7 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-up Holders and the Extended-Lock-Up Period will terminate on the earlier of (i) the commencement of trading on the second trading day after the date that we announce earnings for the quarter ending June 30, 2026 and (ii) August 31, 2026.
When the IPO Lock-Up Period expires, we and those of our security holders that are subject to a lock-up agreement or market stand-off agreement, other than the Extended Lock-Up Holders, will be able to sell our shares in the public market. In addition, Morgan Stanley and Goldman Sachs may release all or some portion of the shares subject to lock-up agreements prior to the expiration of the IPO Lock-Up Period. Furthermore, when the Extended Lock-Up Period expires, the Extended Lock-Up Holders will be able to sell our shares in the public market, subject to compliance with Rule 144 under the Securities Act. In addition, we may release all or some portion of the shares subject to the Extended Lock Up Agreement prior to the expiration of the Extended Lock-Up Period at any time. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price of Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, pursuant to certain exceptions to the IPO lock-up agreements and market standoff agreements, shares of our Class A common stock may be sold during the IPO Lock-Up Period in sell-to-cover transactions on the open market in order to satisfy tax withholding and remittance obligations. If the market-based vesting condition of the 2021 CEO Market Award is achieved, the award could settle with respect to 50% of the RSUs underlying the award as soon as the tenth calendar day after the expiration of the IPO Lock-Up Period. A sell-to-cover transaction for all or a portion of the shares underlying this award could increase the volatility of the trading price of our Class A common stock. To the extent we net settle all or a portion of the shares underlying the award, we could expend significant funds to satisfy the associated tax withholding obligations.
As of June 30, 2025, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 22,975,598 shares of Class A common stock and 62,439,025 shares of Class A common stock, respectively, and we also had an outstanding warrant exercisable for the purchase of 260,580 shares of Class A common stock. In addition, as of June 30, 2025 and after giving effect to the exercise of stock options to purchase 811,896 shares of Class B common stock by Mr. Field on June 30, 2025, we had RSUs outstanding that, if fully vested and settled, would result in the issuance of 48,085,338 shares of Class B common stock. All of the shares of Class A common stock issuable upon the exercise or settlement of stock options or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market standoff agreements and applicable vesting requirements.
Certain holders of of our Class A common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.

We may also issue our shares of common stock or securities convertible into shares of our common stock, including in the form of blockchain tokens, from time to time in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing stockholders, especially if the issuance were to occur at a price below the then-current market price of our Class A common stock. Any future issuances could cause the market price of our Class A common stock to decline.
If financial analysts issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock is influenced by the research and reports that financial analysts publish about us, our business, our market, and our competitors. We do not control these analysts or the content and opinions included in their reports. As a newly public company, the analysts who publish information about our Class A common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business, and could have an adverse effect on the market price of our Class A common stock.
Under our restated certificate of incorporation we are authorized to issue up to 1,000,000,000 shares of our Class C common stock. Although we have no current plans to issue any shares of our Class C common stock, we may in the future issue shares of our Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, and equity incentives to our employees, consultants, and directors. Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business, and could have an adverse effect on the market price of our Class A common stock. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our Board of Directors without stockholder approval, except as may be required by the listing rules of the NYSE. Because our Class C common stock carries no voting rights (except as otherwise required by law) and is not listed for trading on an exchange or registered for sale with the SEC, shares of our Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of our Class A common stock, although we may seek to list our Class C common stock for trading and register shares of our Class C common stock for sale in the future. Further, we could issue shares of Class C common stock to Mr. Field and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting power. In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue shares of our Class C common stock in the future, the holders of our Class B common stock may be able to hold significant voting control over most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued our Class A common stock rather than our Class C common stock in such transactions. Further, any and all outstanding shares of Class C common stock will convert automatically into Class A common stock, on a share-for-share basis, following both (a) the earliest to occur of (i) the conversion or exchange of all outstanding shares of our Class B common stock into shares of Class A common stock, (ii) the Class B Automatic Conversion (as defined below) and (iii) the affirmative vote of the holders of a majority of the outstanding shares of Class B common stock, voting separately as a single class and (b) the date and time, or occurrence of an event, specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions, instruments, and other factors that our Board of Directors may deem relevant. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our Revolving Credit Facility. Accordingly, you must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.
General Risk Factors
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war and regional geopolitical conflicts around the world, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism, and other geopolitical unrest, such as the conflicts in the Middle East, and Ukraine and tensions between China and Taiwan, could cause disruptions in our business, the businesses of our partners or customers, or the economy as a whole. Moreover, the risks associated with AI technology are still unknown and advances in AI could pose risks, including, but not limited to, cyberattacks, terrorism, disruption to labor markets, criminal misuse, autonomous warfare, and catastrophic accidents.
In the event of a natural disaster, including, but not limited to, a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. Moreover, any of our office locations may be vulnerable to the adverse effects of climate change. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires, and resultant air quality impacts and power shutoffs associated with wildfire prevention, heatwaves, and droughts. These events can, in turn, have impacts on inflation risk, food security, water security, and on our employees’ health and well-being. Additionally, all the aforementioned risks will be further increased if we do not implement and maintain an effective disaster recovery plan or our partners’ or customers’ disaster recovery plans prove to be inadequate.

We are an “emerging growth company” and the reduced reporting requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following the completion of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of the company that the stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our restated certificate of incorporation and restated bylaws include provisions that:
•from and after the date on which the voting power of all of the then-outstanding shares of our Class B common stock represents less than a majority of the total voting power of all of the then-outstanding shares of our capital stock (the “Trigger Date”), subject to the special rights of the holders of any preferred stock or blockchain common stock then-outstanding, provide that our Board of Directors is classified into three classes of directors with staggered three-year terms;
•permit our Board of Directors to establish the number of directors and fill any vacancies and newly created directorships, provided that prior to the Trigger Date, vacancies and newly created directorships may be filled by our stockholders with the approval of a majority of the voting power of all of the then-outstanding shares of our capital stock;
•from and after the Trigger Date, require supermajority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of undesignated preferred stock and blockchain common stock that our Board of Directors could use to implement a stockholder rights plan or issue other shares of preferred stock or common stock, including blockchain tokens;
•from and after the Trigger Date, provide that only the chairperson of our Board of Directors, our chief executive officer, the lead independent director, or a majority of our Board of Directors will be authorized to call a special meeting of stockholders;
•from and after the Trigger Date, eliminate the ability of our stockholders to call special meetings of stockholders;
•do not provide for cumulative voting;
•from and after the Trigger Date, subject to the special rights of the holders of any preferred stock or blockchain common stock then-outstanding, provide that directors may only be removed “for cause” and only by the affirmative vote of the holders of at least two-thirds of the voting power of all of the then-outstanding shares of our capital stock;
•provide for a multi class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and other significant corporate transactions, such as a merger or other sale of our company or its assets;
•from and after the Trigger Date, subject to the rights of the holders of any preferred stock or blockchain common stock then-outstanding, prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that our Board of Directors is expressly authorized to adopt, amend, or repeal our restated bylaws; and
•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law (“DGCL”), may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our restated bylaws provide that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws, any action to interpret, apply, enforce or determine the validity of our restated certificate of incorporation, or our restated bylaws, any action asserting a claim against us that is governed by the internal affairs doctrine or any action asserting an internal corporate claim (as defined in the DGCL).
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for U.S. federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that U.S. federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in U.S. federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in U.S. federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
From April 1, 2025 through July 31, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-289148), we issued and sold to our employees, consultants, and other services providers an aggregate of 82,115 unregistered shares of Class A common stock upon the exercise of stock options under our 2012 Equity Incentive Plan (the “2012 Plan”) and 811,896 unregistered shares of Class B common stock upon the exercise of stock options under our 2021 Executive Equity Incentive Plan (the “2021 Plan”). From April 1, 2025 through July 31, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-289148), we granted an aggregate of 14,669,940 RSUs under the 2012 Plan, which may vest and be settled for an equal number of shares of our Class A common stock. From April 1, 2025 through July 31, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-289148), we granted an aggregate 28,960,338 RSUs under the 2021 Plan, which may vest and be settled for an equal number of shares of our Class B common stock. Further, in April 2025, we issued 681,292 restricted stock awards and 18,413 shares of our Class A common stock as consideration to accredited investors in connection with the acquisition of a privately-held company.
We believe the offers, sales, and issuance of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
(b) Use of Initial Public Offering Proceeds
On July 30, 2025, our registration statement on Form S-1 (File No 333-288451) relating to our IPO was declared effective by the SEC. Upon the closing of our IPO on August 1, 2025, we issued 12,472,657 shares of Class A common stock at a public offering price of $33.00 per share, resulting in net proceeds of approximately $393.1 million, after deducting underwriting discounts and commissions but before deducting offering expenses payable by us. In addition, selling stockholders sold 30,004,984 shares of Class A common stock in the IPO, including 5,540,561 shares of Class A common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase shares of Class A common stock, at the public offering price of $33.00 per share. We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.
Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and Allen & Company LLC acted as representatives of the underwriters for the offering. None of the expenses associated with our IPO were paid, directly or indirectly, to any of our directors or officers, any persons owning 10% or more of any class of equity securities, or to any of our affiliates.
As described in the Final Prospectus, we used a portion of the net proceeds to repay the $330.5 million of outstanding indebtedness under the Revolving Credit Facility. There has been no material change in the planned use of proceeds from the IPO as described in the Final Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Figma, Inc.	S-8	333-289901	3.1	August 27, 2025
3.2	Amended and Restated Bylaws.	S-8	333-289901	3.2	August 27, 2025
4.1	Form of Class A Common Stock certificate of Figma, Inc.	S-1/A	333-288451	4.1	July 21, 2025
4.2	Amended and Restated Investors’ Rights Agreement among Figma, Inc. and certain holders of its capital stock.	S-1	333-288451	4.2	July 1, 2025
4.3	Common Stock Warrant, dated November 20, 2018, by and between Figma, Inc. and Silicon Valley Bank.	S-1	333-288451	4.3	July 1, 2025
10.1#	Form of Indemnification Agreement between Figma, Inc. and each of its directors and executive officers.	S-1	333-288451	10.1	July 1, 2025
10.2#	Figma, Inc. 2025 Equity Incentive Plan and related form agreements.	S-1	333-288451	10.4	July 1, 2025
10.3#	Figma, Inc. 2025 Employee Stock Purchase Plan and related form agreements.	S-1	333-288451	10.5	July 1, 2025
10.4#	Non-Employee Director Compensation Policy.	S-1	333-288451	10.6	July 1, 2025
10.5#	Offer Letter between Dylan Field and Figma, Inc., dated July 20, 2025.	S-1/A	333-288451	10.7	July 21, 2025
10.6#	Offer Letter between Praveer Melwani and Figma, Inc., dated July 20, 2025.	S-1/A	333-288451	10.8	July 21, 2025
10.7#	Offer Letter between Shaunt Voskanian and Figma, Inc., dated July 20, 2025.	S-1/A	333-288451	10.9	July 21, 2025
10.8#	Offer Letter between William McDermott and Figma, Inc., dated June 26, 2025.	S-1	333-288451	10.10	July 1, 2025
10.9#	Form of Change of Control and Severance Agreement between Figma, Inc. and each of its named executive officers.	S-1	333-288451	10.11	July 1, 2025

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.10+	Revolving Credit Agreement, dated June 27, 2025, among Figma, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC and RBC Capital Markets, LLC as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto.	S-1	333-288451	10.14	July 1, 2025
10.11#	Nominating Agreement between Dylan Field and Figma, Inc.					X
10.12#	Offer Letter between Michel Krieger and Figma, Inc., dated July 18, 2025.	S-1/A	333-288451	10.16	July 21, 2025
10.13#	Offer Letter between Luis von Ahn and Figma, Inc., dated July 18, 2025.	S-1/A	333-288451	10.17	July 21, 2025
31.1
Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2
Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.					X
__________________
*This certification is not deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+The Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.
#Indicates management contract or compensatory plan.

Signatures
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIGMA, INC.

Date: September 3, 2025	By:	/s/ Dylan Field
Dylan Field
Chief Executive Officer and President

Date: September 3, 2025	By:	/s/ Praveer Melwani
Praveer Melwani
Chief Financial Officer

Date: September 3, 2025	By:	/s/ Tyler Herb
Tyler Herb
Chief Accounting Officer