Form 10-Q
period 2025-09-30
Figma, Inc.
filed 2025-11-05
CIK 1579878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2025, the registrant had outstanding 415,909,379 shares of Class A common stock, 79,682,339 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.00001.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIGMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$340,485	$486,954
Digital assets	30,320	—
Marketable securities	1,237,048	970,883
Accounts receivable, net	156,004	131,315
Prepaid expenses and other current assets	79,904	48,873
Total current assets	1,843,761	1,638,025
Property and equipment, net	17,946	15,017
Intangible assets, net	16,044	2,511
Goodwill	24,541	11,398
Operating lease right-of-use assets	60,728	28,806
Restricted cash	9,799	3,631
Other assets	100,406	93,760
Total assets	$2,073,225	$1,793,148
Liabilities and stockholders’ equity
Accounts payable	$13,364	$4,163
Accrued and other current liabilities	51,840	31,119
Accrued compensation and benefits	79,031	19,377
Operating lease liabilities, current	4,677	10,937
Deferred revenue	473,567	381,363
Total current liabilities	622,479	446,959
Operating lease liabilities, non-current	56,559	17,833
Other non-current liabilities	5,667	4,303
Total liabilities	684,705	469,095
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value per share; 0 and 247,861 shares authorized; 0 and 245,999 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	329,441
Preferred stock, $0.00001 par value per share; 200,000 and 0 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Blockchain common stock, $0.00001 par value per share; 100,000 and 0 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class A common stock, $0.00001 par value per share; 10,000,000 and 571,000 shares authorized; 412,977 and 124,159 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	1
Class B common stock, $0.00001 par value per share; 350,000 and 118,956 shares authorized; 79,682 and 90,747 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Class C common stock, $0.00001 par value per share; 1,000,000 and 0 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	2,601,900	1,186,207
Accumulated other comprehensive income	3,432	1,314
Accumulated deficit	(1,216,816)	(192,910)
Total stockholders’ equity	1,388,520	1,324,053
Total liabilities and stockholders’ equity	$2,073,225	$1,793,148
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$274,173	$198,639	$752,012	$532,066
Cost of revenue(1)	83,884	18,703	131,225	71,051
Gross profit	190,289	179,936	620,787	461,015
Operating expenses(1):
Research and development	680,885	104,182	833,862	692,569
Sales and marketing	274,759	79,290	441,300	410,870
General and administrative	371,425	43,800	440,580	286,678
Total operating expenses	1,327,069	227,272	1,715,742	1,390,117
Loss from operations	(1,136,780)	(47,336)	(1,094,955)	(929,102)
Other income, net	29,305	17,910	73,557	45,234
Loss before income taxes	(1,107,475)	(29,426)	(1,021,398)	(883,868)
Provision for (benefit from) income taxes	(10,460)	(13,828)	2,508	(53,941)
Net loss	$(1,097,015)	$(15,598)	$(1,023,906)	$(829,927)
Less: net income attributable to participating securities	—	—	—	—
Net loss attributable to common stockholders	$(1,097,015)	$(15,598)	$(1,023,906)	$(829,927)
Net loss per share, basic and diluted:
Net loss per share, basic and diluted	$(2.72)	$(0.07)	$(3.68)	$(4.37)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	403,212	210,768	278,409	190,058
__________________
(1) Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$42,987	$3,034	$43,205	$27,893
Research and development	585,747	47,308	591,883	511,106
Sales and marketing	185,503	20,160	186,047	206,830
General and administrative	324,095	17,901	324,704	201,571
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,097,015)	$(15,598)	$(1,023,906)	$(829,927)
Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale securities	930	5,563	2,118	4,642
Comprehensive loss	$(1,096,085)	$(10,035)	$(1,021,788)	$(825,285)
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	245,999	$329,441	216,653	$1	$1,215,071	$2,502	$(119,801)	$1,427,214
Exercise of stock options and warrants	—	—	1,948	—	26,936	—	—	26,936
Stock-based compensation	—	—	—	—	1,139,699	—	—	1,139,699
Conversion of preferred stock to Class A common stock in connection with initial public offering	(245,999)	(329,441)	245,999	3	329,438	—	—	—
Proceeds from issuance of Class A common stock in connection with initial public offering, net	—	—	12,473	—	385,405	—	—	385,405
Issuance of common stock upon release of restricted stock units	—	—	28,793	—	—	—	—	—
Shares withheld for taxes upon release of restricted stock units	—	—	(13,207)	—	(494,649)	—	—	(494,649)
Other comprehensive income	—	—	—	—	—	930	—	930
Net loss	—	—	—	—	—	—	(1,097,015)	(1,097,015)
Balance at September 30, 2025	—	$—	492,659	$4	$2,601,900	$3,432	$(1,216,816)	$1,388,520

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	247,819	$332,185	206,005	$1	$806,018	$(656)	$(275,119)	$862,429
Exercise of stock options	—	—	4,386	—	1,059	—	—	1,059
Repurchases of common stock	—	—	(91)	—	—	—	—	—
Stock-based compensation	—	—	—	—	89,458	—	—	89,458
Conversion of convertible preferred stock to class A common stock in connection with tender offer	(1,820)	(2,744)	1,820	—	2,744	—	—	—
Reclassification of share-based liability awards	—	—	—	—	225,491	—	—	225,491
Other comprehensive income	—	—	—	—	—	5,563	—	5,563
Net loss	—	—	—	—	—	—	(15,598)	(15,598)
Balance at September 30, 2024	245,999	$329,441	212,120	$1	$1,124,770	$4,907	$(290,717)	$1,168,402

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	245,999	$329,441	214,906	$1	$1,186,207	$1,314	$(192,910)	$1,324,053
Exercise of stock options and warrants	—	—	2,995	—	47,586	—	—	47,586
Stock-based compensation	—	—	—	—	1,147,325	—	—	1,147,325
Other	—	—	—	—	(12)	—	—	(12)
Conversion of preferred stock to Class A common stock in connection with initial public offering	(245,999)	(329,441)	245,999	3	329,438	—	—	—
Proceeds from issuance of Class A common stock in connection with initial public offering, net	—	—	12,473	—	385,405	—	—	385,405
Issuance of common stock upon release of restricted stock units	—	—	28,793	—	—	—	—	—
Shares withheld for taxes upon release of restricted stock units	—	—	(13,207)	—	(494,649)	—	—	(494,649)
Other comprehensive income	—	—	—	—	—	2,118	—	2,118
Stock issued in connection with business combination	—	—	700	—	600	—	—	600
Net loss	—	—	—	—	—	—	(1,023,906)	(1,023,906)
Balance at September 30, 2025	—	$—	492,659	$4	$2,601,900	$3,432	$(1,216,816)	$1,388,520

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	247,819	$332,185	170,998	$—	$170,628	$265	$540,068	$1,043,146
Exercise of stock options	—	—	4,822	—	1,184	—	—	1,184
Vesting of early exercised stock options	—	—	—	—	139	—	—	139
Repurchases of common stock	—	—	(131)	—	(3)	—	(858)	(861)
Stock-based compensation	—	—	—	—	950,143	—	—	950,143
Issuance of common stock upon the vesting of restricted stock units	—	—	34,614	—	—	—	—	—
Shares withheld for taxes upon the vesting of restricted stock units	—	—	(18,067)	—	(419,032)	—	—	(419,032)
Issuance of common stock to investors upon closing of May 2024 RSU release primary financing	—	—	18,064	1	418,967	—	—	418,968
Conversion of convertible preferred stock to Class A common stock in connection with tender offer	(1,820)	(2,744)	1,820	—	2,744	—	—	—
Other comprehensive income	—	—	—	—	—	4,642	—	4,642
Net loss	—	—	—	—	—	—	(829,927)	(829,927)
Balance at September 30, 2024	245,999	$329,441	212,120	$1	$1,124,770	$4,907	$(290,717)	$1,168,402
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,023,906)	$(829,927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,545	6,113
Non-cash operating lease costs	13,194	10,510
Stock-based compensation, net of amounts capitalized	1,145,839	947,400
Amortization of deferred commissions	15,020	10,303
Net accretion of discounts on available-for-sale securities	(12,481)	(11,285)
Unrealized (gains) losses on equity investments, net	(21,569)	927
Other non-cash adjustments	(568)	(1,845)
Changes in assets and liabilities:
Accounts receivable, net	(25,530)	(7,350)
Prepaid expenses and other current assets	(29,777)	(13,492)
Other assets	(15,594)	(69,863)
Accounts payable	6,085	434
Accrued and other current liabilities	4,183	(252,381)
Accrued compensation and benefits	57,729	12,457
Deferred revenue	92,204	70,764
Other non-current liabilities	(3,579)	(7,573)
Net cash provided by (used in) operating activities	210,795	(134,808)
Cash flows from investing activities:
Purchase of intangible assets	(5,064)	(195)
Capital expenditures	(3,710)	(1,315)
Capitalized internal-use software development costs	(2,853)	(2,920)
Cash paid for business combinations, net of cash acquired	(21,004)	—
Purchases of marketable securities	(1,014,648)	(1,073,771)
Proceeds from maturities of marketable securities	671,550	306,859
Proceeds from sale of marketable securities	112,491	51,332
Purchase of digital assets	(30,000)	—
Other cash flows from investing activities	(1,210)	(782)
Net cash used in investing activities	(294,448)	(720,792)
Cash flows from financing activities:
Repurchase of common stock	—	(861)
Payment of deferred offering costs, net of costs reimbursed	(2,194)	—
Cash paid for issuance costs on revolving credit facility	(1,400)	—
Proceeds from options exercised	48,296	1,184
Proceeds from borrowings under revolving credit facility	330,500	—
Repayments on borrowings under revolving credit facility	(330,500)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	393,076	—
Taxes paid related to net share settlement of equity awards	(494,649)	(418,051)
Proceeds from sale of common stock in connection with May 2024 RSU release primary financing	—	418,968
Other cash flows from financing activities	1,202	—
Net cash provided by (used in) financing activities	(55,669)	1,240

	Nine Months Ended September 30,
	2025	2024
Change in cash, cash equivalents, and restricted cash	(139,322)	(854,360)
Cash, cash equivalents, and restricted cash—beginning of period	490,585	1,274,109
Cash, cash equivalents, and restricted cash—end of period	$351,263	$419,749
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$340,485	$416,118
Restricted cash, including restricted cash in prepaid expenses and other current assets	10,778	3,631
Total cash, cash equivalents and restricted cash	$351,263	$419,749
Supplemental cash flow data:
Cash paid during the period for:
Income taxes	$6,535	$195,413
Non-cash investing and financing activities:
Stock-based compensation included in capitalized internal-use software development costs	$1,487	$2,741
Payments for operating leases included in cash from operating activities	$12,650	$11,639
Right-of-use assets obtained in exchange for lease liabilities	$42,007	$27,727
Unpaid deferred offering costs	$5,477	$—
Conversion of convertible preferred stock to common stock upon initial public offering	$329,441	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$10,825	$—
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Initial public offering
On August 1, 2025, the Company completed its initial public offering (the “IPO”), in which the Company issued 12.5 million shares of its Class A common stock at a public offering price of $33.00 per share, which resulted in net proceeds of $393.1 million after deducting underwriting discounts and commissions and before deducting offering costs. In addition, selling stockholders sold 30.0 million shares of Class A common stock in the IPO, including 5.5 million shares of Class A common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase shares of Class A common stock, at the public offering price of $33.00 per share. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.
In connection with the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 246.0 million shares of Class A common stock on a one to one basis. Refer to Note 10 “Stockholders’ Equity” for additional information.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
In connection with the IPO, the Company recognized a one-time cumulative stock-based compensation expense of $975.7 million associated with the vested restricted stock units (“RSUs”) with a liquidity-event performance-based vesting condition, which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date. Concurrently with the IPO, the Company issued 9.6 million shares of its Class A common stock and 3.9 million shares of its Class B common stock upon settlement of the RSUs vested in connection with the IPO, net of 12.5 million shares withheld to satisfy related tax withholding and remittance obligations. Based on the IPO price of $33.00 per share, the Company’s related tax withholding obligations were $411.4 million and was paid during the three months ended September 30, 2025. Refer to Note 10 “Stockholders’ Equity” for additional information.
Prior to the IPO, deferred offering costs, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO were capitalized within prepaid expenses and other current assets on the Company’s interim condensed consolidated balance sheet. In connection with the IPO, deferred offering costs of $10.8 million were reclassified to stockholders’ equity as a reduction of the net proceeds received from the IPO. There were no deferred offering costs incurred as of December 31, 2024.
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

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Digital assets
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, which is accounted for as a financial instrument in the condensed consolidated balance sheets. The Company has elected to carry these digital assets at fair value. Income from digital assets is recognized within other income, net in the condensed consolidated statement of operations.
Concentrations of risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, digital assets, marketable securities, and accounts receivable. The Company places its cash, cash equivalents, restricted cash, digital assets and marketable securities with financial institutions that management believes are of high credit quality, although such deposits may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and restricted cash to date. Cash equivalents and marketable debt securities are invested in highly rated investments. Digital assets represents the Company’s investment in USDC. The underlying reserves of USDC are held in cash, short-duration U.S Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
One customer accounted for 11% of total accounts receivable as of September 30, 2025 and no customers accounted for 10% or greater of total accounts receivable as of December 31, 2024. There were no customers representing 10% or greater of revenue for the three or nine months ended September 30, 2025 and 2024, respectively.
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

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company capitalized incremental costs of obtaining a contract of $7.5 million and $6.7 million during the three months ended September 30, 2025 and 2024, respectively, and $18.4 million and $23.8 million during the nine months ended September 30, 2025 and 2024, respectively.
Deferred commissions, net included in prepaid and other current assets were $20.4 million and $17.9 million as of September 30, 2025 and December 31, 2024, respectively. Deferred commissions, net included in other assets were $32.0 million and $31.0 million as of September 30, 2025 and December 31, 2024, respectively.
Deferred commissions, net are amortized over a period of benefit of four years. The period of benefit is estimated by considering factors such as the length of the Company’s customer contracts, the impact of competition in the Company’s industry, historical attrition rates, and the useful life of the Company’s technology among other factors. Amortization of deferred commissions totaled $5.3 million and $4.0 million for the three months ended September 30, 2025 and 2024, respectively, and $15.0 million and $10.3 million for the nine months ended September 30, 2025 and 2024, respectively, which is included in sales and marketing expense in the accompanying condensed consolidated statement of operations. There was no impairment loss in relation to deferred commissions, net for any period presented.
Recently issued accounting standards not yet adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software (referred to as "internal-use software"). Upon adoption, registrants will be required to account for internal-use software using updated capitalization criteria, which no longer make reference to software development stages and include the addition of a probable-to-complete recognition threshold. ASU 2025-06 is effective for annual periods, including interim reporting periods, beginning after

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
December 15, 2027, with early adoption permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statement and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income — Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, to expand expense disclosures by requiring disaggregated disclosure of certain income statement line items, including those that contain purchases of inventory, employee compensation, depreciation, and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied prospectively. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax disclosures primarily through changes in rate reconciliation and income taxes paid disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. This change requires application on a prospective basis. Early adoption is permitted. This standard is effective for the Company's 2025 annual period and the Company is currently assessing the impact on its consolidated financial statement disclosures.
Note 2. Revenue
Deferred revenue
The changes in deferred revenue were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance, beginning of period	$433,147	$305,160	$381,363	$253,635
Billings and other(1)	314,593	217,878	844,216	602,830
Revenue	(274,173)	(198,639)	(752,012)	(532,066)
Balance, end of period	$473,567	$324,399	$473,567	$324,399
__________________
(1)Other primarily includes amounts for which the Company had a contractual right to bill and receive payment from the customer.
Approximately 70% of revenue recognized during the three months ended September 30, 2025 was from the deferred revenue balance as of June 30, 2025, and 85% of revenue recognized during the three months ended September 30, 2024 was from the deferred revenue balance as of June 30, 2024. Approximately 47% of revenue recognized during the nine months ended September 30, 2025 was from the deferred revenue balance as of December 31, 2024 and 43% of revenue recognized during the nine months ended September 30, 2024 was from the deferred revenue balance as of December 31, 2023.
Remaining performance obligations
As of September 30, 2025, the aggregate balance of remaining performance obligations that were unsatisfied or partially unsatisfied was $517.2 million. The substantial majority of the remaining performance obligations will be satisfied over the twelve months following September 30, 2025, with the balance to be recognized as revenue thereafter.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 3. Cash, Cash Equivalents, and Marketable Securities
The amortized cost, unrealized gains and losses and estimated fair value of the Company’s cash, cash equivalents, and marketable securities as of September 30, 2025 and December 31, 2024 consisted of the following:

As of September 30, 2025	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$230,397	$—	$—	$230,397
Money market funds	6,337	—	—	6,337
Commercial paper	100,991	1	(7)	100,985
Corporate bonds	166	—	—	166
U.S. agency securities	—	—	—	—
U.S. treasury securities	2,600	—	—	2,600
Total cash and cash equivalents	340,491	1	(7)	340,485
Debt securities:
U.S. agency securities	88,962	268	(4)	89,226
U.S. treasury securities	503,693	1,748	(40)	505,401
Commercial paper	146,921	38	(8)	146,951
Corporate bonds	397,618	1,480	(50)	399,048
Total debt securities	1,137,194	3,534	(102)	1,140,626
Total cash, cash equivalent, and debt securities	$1,477,685	$3,535	$(109)	$1,481,111
Other:
Bitcoin exchange traded fund(1)				96,422
Total cash, cash equivalents, and marketable securities				$1,577,533
__________________
(1)The Bitcoin exchange traded fund was initially measured at the transaction price and is carried at fair value.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Debt securities were designated as available-for-sale and equity securities had readily determinable fair values as of September 30, 2025 and December 31, 2024.
Debt securities
The following table presents debt securities, including debt securities classified as cash equivalents, by contractual maturities:

	As of September 30, 2025
	Amortized Cost	Fair Value
Due in less than one year	$651,115	$651,992
Due in more than one year	589,836	592,385
Total	$1,240,951	$1,244,377

	As of December 31, 2024
	Amortized Cost	Fair Value
Due in less than one year	$624,748	$625,326
Due in more than one year	352,216	352,945
Total	$976,964	$978,271

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The Company had 74 and 117 marketable debt securities in unrealized loss positions as of September 30, 2025 and December 31, 2024, respectively. There were no material gains or losses that were reclassified out of accumulated other comprehensive income for any period presented.
As of September 30, 2025 and December 31, 2024, the Company’s marketable debt securities portfolio consisted of four security types, all of which contained investments that were in an unrealized loss position. The following tables present the breakdown of the marketable debt securities, including debt securities classified as cash equivalents, that had been in a continuous unrealized loss position aggregated by investment category as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$16,728	$(4)	$—	$—	$16,728	$(4)
U.S. treasury securities	30,598	(28)	15,214	(11)	45,812	(39)
Commercial paper	126,511	(16)	—	—	126,511	(16)
Corporate bonds	38,448	(48)	2,767	(2)	41,215	(50)
Total	$212,285	$(96)	$17,981	$(13)	$230,266	$(109)

	As of December 31, 2024
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$11,892	$(18)	$—	$—	$11,892	$(18)
U.S. treasury securities	68,843	(195)	7,527	(5)	76,370	(200)
Commercial paper	131,268	(17)	—	—	131,268	(17)
Corporate bonds	71,854	(308)	—	—	71,854	(308)
Total	$283,857	$(538)	$7,527	$(5)	$291,384	$(543)
The Company periodically evaluates its debt securities for expected credit losses. The unrealized losses on the debt securities were largely due to changes in interest rates. The credit ratings associated with corporate notes and obligations are highly rated and in line with the Company’s investment policy and the issuers continue to make timely principal and interest payments. The Company expects to recover the full carrying value of the debt securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses, and expects any credit losses would be immaterial based on the high-grade credit rating for the investments. As a result, the Company does not consider any portion of the unrealized losses on debt securities as of September 30, 2025 and December 31, 2024 to be unrecoverable.
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

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Unrealized gains (losses) recognized on the Bitcoin exchange traded fund equity investment held were $5.6 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively, and $17.6 million and $(1.4) million for the nine months ended September 30, 2025 and 2024, respectively.
Interest income from cash, cash equivalents, and marketable securities was $15.7 million and $15.3 million for the three months ended September 30, 2025 and 2024, respectively, and $47.0 million and $48.8 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income is included in other income, net in the accompanying condensed consolidated statements of operations.
Note 4. Fair Value Measurements
The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

As of September 30, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,337	$—	$—	$6,337
Commercial paper	—	100,985	—	100,985
Corporate bonds	—	166	—	166
U.S. agency securities	—	—	—	—
U.S. treasury securities	—	2,600	—	2,600
Total cash equivalents	$6,337	$103,751	$—	$110,088
Marketable securities:
U.S. agency securities	$—	$89,226	$—	$89,226
U.S. treasury securities	—	505,401	—	505,401
Commercial paper	—	146,951	—	146,951
Corporate bonds	—	399,048	—	399,048
Bitcoin exchange traded fund	96,422	—	—	96,422
Total marketable securities	$96,422	$1,140,626	$—	$1,237,048
Digital assets	$30,320	$—	$—	$30,320

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,865	$—	$—	$1,865
Commercial paper	—	86,179	—	86,179
Total cash equivalents	$1,865	$86,179	$—	$88,044
Marketable securities:
U.S. agency securities	$—	$101,060	$—	$101,060
U.S. treasury securities	—	371,924	—	371,924
Commercial paper	—	190,155	—	190,155
Corporate bonds	—	228,953	—	228,953
Bitcoin exchange traded fund	78,791	—	—	78,791
Total marketable securities	$78,791	$892,092	$—	$970,883

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Pursuant to the terms of the Revolving Credit Facility, loans under the Revolving Credit Facility will incur interest at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.5%, and (z) the one month term Secured Overnight Financing Rate (“SOFR”) plus 1.0% or (ii) term SOFR plus 1.0%. Additionally, the Company is required to pay commitment fees of 0.15% per annum on the undrawn portion of the commitments under the Revolving Credit Facility, which decreases to 0.1% per annum upon achievement of an enhanced debt to EBITDA ratio.
The Revolving Credit Agreement contains customary affirmative and negative covenants and customary events of default. The obligations under the Revolving Credit Facility are secured by liens on substantially all of the Company’s assets. The Revolving Credit Facility matures on June 27, 2030.
On July 30, 2025, the Company drew $330.5 million under the Revolving Credit Facility in order to pay a portion of the anticipated withholding and remittance obligations related to the vesting and settlement of RSUs for which the performance-based vesting condition had been satisfied in connection with the IPO and used a portion of the net proceeds from the IPO to repay such indebtedness in full on August 1, 2025.
As of September 30, 2025, the Company had no amounts or letters of credit issued and outstanding under the Revolving Credit Facility. The Company’s total available borrowing capacity under the Revolving Credit Facility was $500.0 million as of September 30, 2025. As of September 30, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.
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

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 7. Goodwill and Intangible Assets, Net
Intangible assets, net consisted of the following:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Assembled workforce in asset acquisitions	$725	$(205)	$520	2.2
Licenses, domain names and other	474	(286)	188	1.5
Customer relationships	1,000	(226)	774	1.5
Developed technology	18,954	(4,392)	14,562	1.6
Total intangible assets	$21,153	$(5,109)	$16,044

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Assembled workforce in asset acquisitions	$725	$(24)	$701	2.9
Licenses, domain names and other	474	(170)	304	2.2
Developed technology	1,810	(304)	1,506	2.5
Total intangible assets	$3,009	$(498)	$2,511
Amortization expense was not material for each of the three and nine months ended September 30, 2025 and 2024.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
As of September 30, 2025, future amortization expense by year is expected to be as follows:

Amount
2025	$3,489
2026	8,778
2027	3,074
2028	703
Total	$16,044
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. The changes in the carrying amounts of goodwill were as follows:

December 31, 2024	$11,398
Additions during the period (Note 6)	13,143
September 30, 2025	$24,541
Goodwill is not amortized, but rather is tested for impairment at least annually in the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not recognize any impairment of goodwill for the three or nine months ended September 30, 2025 and 2024, respectively.
Note 8. Commitments and Contingencies
Hosting commitments and other significant non-cancelable purchase commitments
As of September 30, 2025, the Company had significant non-cancellable purchase commitments of $542.6 million, of which $89.3 million was short-term. These amounts primarily consist of future minimum non-cancellable payment obligations related to hosting, technical infrastructure and other service arrangements that support the general business operations of the Company.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Lease commitments
Future minimum lease payments as of September 30, 2025 were as follows:

Amount
Remainder of 2025	$4,460
2026	14,182
2027	13,974
2028	13,632
2029	8,014
Thereafter	30,216
Total undiscounted future minimum lease payments	84,478
Less: present value discount	(14,573)
Total discounted future minimum lease payments	69,905
Less: prepaid rent	(1,529)
Less: tenant improvement allowances	(7,140)
Total operating lease liabilities	$61,236
Letters of credit
As of September 30, 2025 the Company had a total of $9.8 million in unsecured letters of credit outstanding, respectively, related to leased office spaces. The letters of credit renew annually and mature in 2026.
Legal matters
From time to time, the Company may become a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company believes that resolution of pending matters is not likely to have a material adverse impact on its condensed consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. The Company did not have any material liabilities in the condensed consolidated financial statements as a result of legal matters as of September 30, 2025 and December 31, 2024.
Indemnification and warranties
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs nor has it accrued any liabilities in its condensed consolidated financial statements as a result of these obligations.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Certain of the Company’s product offerings include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that the Company fails to meet those levels.
As of September 30, 2025 and December 31, 2024, the Company has not accrued for any liabilities in the condensed consolidated financial statements as a result of these service-level agreements.
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
Note 9. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Non-income based taxes payable	$11,491	$9,562
Income taxes payable	474	511
Customer deposits	4,422	4,507
Acquisition indemnification holdbacks	1,400	—
Other current liabilities	34,053	16,539
Total accrued and other current liabilities	$51,840	$31,119
Note 10. Stockholders’ Equity
Convertible preferred stock
In connection with the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into a total of 246.0 million shares of the Company’s Class A common stock. The holders of convertible preferred stock had certain voting, dividend, liquidation preferences, and conversion privileges that terminated at the closing of the IPO.
Preferred stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200.0 million shares of preferred stock with a par value of $0.00001 per share with rights and preferences, including, without limitation, voting powers, dividend rights, liquidation rights, redemption rights, and conversion rights, designated from time to time by the Company’s Board of Directors (the “Board”). As of September 30, 2025, there were no shares of preferred stock issued and outstanding.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Blockchain common stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100.0 million shares of blockchain common stock with a par value of $0.00001 per share with rights and preferences, including, without limitation, voting powers, dividend rights, liquidation rights, redemption rights, and conversion rights, designated from time to time by the Board. As of September 30, 2025, there were no shares of blockchain common stock issued and outstanding.
Class A, Class B and Class C common stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized three classes of common stock: 10.0 billion shares of Class A common stock, 350.0 million shares of Class B common stock, and 1.0 billion shares of Class C common stock each at a par value of $0.00001 per share, of which 413.0 million shares of Class A common stock, 79.7 million shares of Class B common stock and no shares of Class C common stock were issued and outstanding as of September 30, 2025. Included in the total number of common stock outstanding as of September 30, 2025 are 0.7 million shares of Class A common stock subject to vesting, which are not considered outstanding for accounting purposes.
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
Holders of the Company’s common stock are entitled to dividends, if and when declared by the Board. The holders of all classes of common stock shall be treated equally, identically and ratably, on a per share basis, with respect to any dividends. As of September 30, 2025, no dividends were declared.
Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to fifteen votes per share, and, except as otherwise required by law, holders of Class C common stock are entitled to no votes per share. The holders of all classes of common stock vote together as a single class on all matters, except where otherwise required by law.
As of September 30, 2025 and December 31, 2024, the Company had reserved shares of common stock for future issuance, on an as converted basis, as follows:

	September 30, 2025	December 31, 2024
Convertible preferred stock	—	245,999
RSUs (including CEO Equity Awards) outstanding	90,531	73,951
Stock options outstanding	21,289	24,023
Common stock warrants	—	261
Remaining shares authorized for future issuance	74,162	2,864
Total	185,982	347,098

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Equity incentive plans
Prior to the IPO, the Company maintained two equity incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2021 Executive Equity Incentive Plan (the “2021 Plan”). The 2012 Plan allowed the Company to grant stock options, RSUs, and restricted stock awards (“RSAs”) to employees, directors, and consultants of the Company. The 2021 Plan was established in June 2021 to allow the Company to grant stock options, RSUs, stock appreciation rights, and RSAs to the Company’s Chief Executive Officer (“CEO”).
In connection with the IPO and the adoption of the 2025 Equity Incentive Plan (the “2025 Plan”), the Company ceased granting awards under the 2012 Plan and the 2021 Plan. Any outstanding awards granted under the 2012 Plan and 2021 Plan remain subject to the terms of the 2012 Plan and 2021 Plan, as applicable, and any shares that are forfeited or repurchased by the Company under the 2012 Plan or 2021 Plan will automatically become available for issuance again under the 2025 Plan. The Company initially reserved 58.0 million shares of Class A common stock, plus (i) any reserved shares of Class A common stock not issued or subject to outstanding grants under the 2012 Plan on the effective date of the 2025 Plan and (ii) any reserved shares of Class B common stock not issued or subject to outstanding grants under the 2021 Plan on the effective date of the 2025 Plan, for issuance as Class A common stock pursuant to awards granted under the 2025 Plan. The 2025 Plan allows the Company to grant stock options, RSUs, RSAs, stock bonus awards, stock appreciation rights, and performance awards to employees, directors, and consultants of the Company. Stock options granted under the 2025 Plan expire no later than ten years from the date of grant. Awards granted under the 2025 Plan have a service-based vesting period that is typically four years, subject to a one-year cliff for new hire grants.
The number of shares reserved for issuance and sale under the 2025 Plan increases automatically on the first day of each calendar year beginning on January 1, 2026 and ending with January 1, 2035. Such annual increase will be equal to the lesser of (i) 5% of the aggregate number of shares outstanding of all classes of the Company’s common stock on the December 31 immediately prior to the date of the increase and (ii) such shares determined by the Board (the “2025 Plan Evergreen Provision”). The 2025 Plan Evergreen Provision is calculated using the number of legally outstanding shares of common stock and may include unvested shares that are not considered outstanding for accounting purposes.
As of September 30, 2025, there were 74.2 million shares available for issuance under the 2025 Plan.
Employee stock purchase plan
On June 26, 2025, the Board approved the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective on July 30, 2025 in connection with the IPO. The purpose of the 2025 ESPP is to enable eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of their eligible compensation. The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable purchase period. During any offering period, contribution rates may be decreased once, and participants may withdraw from the current offering period up until two weeks from the end of the offering period and receive a full refund. No participant may purchase more than 2,500 shares of the Company’s Class A common stock during any one purchase period and no participant may subscribe for more than $25,000 in fair market value of shares of the Company's Class A common stock, determined as of the date the offering period commences, in any calendar year in which the offering is in effect. A total of 11.6 million shares of the Company’s Class A common stock have been reserved for issuance under the 2025 ESPP.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The number of shares reserved for issuance and sale under the 2025 ESPP will increase automatically on the first day of each calendar year beginning on January 1, 2026 and ending with January 1, 2035. Such annual increase will be equal to the lesser of (i) 1% of the aggregate number of outstanding shares of all classes of the Company’s common stock on each December 31 immediately prior to the date of the increase and (ii) such shares determined by the Board (the “ESPP Evergreen Provision”). The ESPP Evergreen Provision is calculated using the number of legally outstanding shares of common stock and may include unvested shares that are not considered outstanding for accounting purposes. No more than 100.0 million shares of Class A common stock may be issued under the 2025 ESPP.
The 2025 ESPP has an initial offering period beginning on July 30, 2025 and ending on November 14, 2025, with a purchase date of November 14, 2025. The enrollment window for the initial offering period began on July 30, 2025 and ended on August 15, 2025, which is considered the grant date for the initial offering period. For the initial offering period, the fair market value of the Class A common stock on the offering date was equal to the IPO price of $33.00 per share, and the fair market value of the Class A common stock on the grant date was $79.42. Following the initial offering period, the 2025 ESPP provides for six-month offering periods and provides that participants may make one purchase at the end of each six-month offering period. The following table summarizes the assumptions used in estimating the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option-pricing model:

Three Months Ended
September 30, 2025
Expected term	0.3 years
Expected volatility	42.49%
Risk free interest rate	4.30%
Dividend yield	—%
Valuation assumptions
The determination of the grant date fair value using an option-pricing model is affected by the valuation inputs:
Expected term - The expected term approximates the offering period.
Expected volatility - The Company uses the average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company.
Risk-free interest rate - Risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the offering period.
Expected dividend yield - Because the Company has never paid, and does not expect to pay, cash dividends in the near future, the expected dividend yield is 0%.
Stock-based compensation is recognized on a straight-line basis over the offering period and the Company accounts for forfeitures as they occur.
The Company recognized $25.6 million of stock-based compensation expense related to the 2025 ESPP during the three and nine months ended September 30, 2025. As of September 30, 2025, there was approximately $24.5 million of unrecognized stock-based compensation expense related to the 2025 ESPP, which is expected to be recognized over the remaining period of 0.1 years.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
As of September 30, 2025, $17.2 million has been withheld on behalf of employees for future purchases under the 2025 ESPP due to the timing of payroll deductions. As of September 30, 2025, no shares of Class A common stock have been purchased under the 2025 ESPP.
RSU releases
IPO RSU release
On July 30, 2025, the Board approved the acceleration of the settlement of RSUs for which the performance-based vesting condition was satisfied as of the IPO date, to occur upon the effectiveness of the registration statement related to the Company’s IPO instead of on the earlier of (a) six months after the Company’s IPO or (b) March 15 of the calendar year following the Company’s initial public offering. As a result, the Company issued shares of its Class A common stock upon settlement of RSUs that remained subject to the performance-based vesting condition but had already satisfied the applicable service-based vesting conditions (“the IPO RSU Release”). To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 12.5 million shares underlying such equity awards, resulting in the net issuance of 9.6 million shares of Class A common stock and 3.9 million shares of Class B common stock. The withheld shares were returned to the Company’s available reserve under the 2025 Plan. Based on the IPO price of $33.00 per share, the Company’s related employee tax withholding obligations owed to federal, state, and foreign tax jurisdictions was $411.4 million. The Company drew approximately $330.5 million on the Revolving Credit Facility in order to pay a portion of the withholding and remittance obligations related to the IPO RSU Release. The proceeds from the Revolving Credit Facility together with cash on hand were used to pay the tax withholding obligations in full during the three months ended September 30, 2025. Subsequently, on August 1, 2025, the closing date of the IPO, the Company issued and sold 12.5 million shares of Class A common stock to investors in connection with the IPO at a purchase price of $33.00 per share. The Company received net proceeds of $393.1 million after deducting underwriting discounts and commissions and before deducting offering costs. The net proceeds from the IPO were used to repay the amounts borrowed on the Revolving Credit Facility on August 1, 2025.
The Company recognized $975.7 million of stock-based compensation expense associated with the IPO RSU Release.
May 2024 RSU release and primary financing
In May 2024, the Company modified and released 34.6 million RSUs held by employees and former employees (including the 2021 CEO Market Award and the 2021 CEO Service Award, each as defined and further described below in the section titled “CEO equity awards”) to remove the performance-based vesting condition (“the May 2024 RSU Release”), resulting in their remeasurement as of the modification date. The service-based vesting condition related to such RSUs had been met as of the modification date. Accordingly, these RSUs were fully vested as of the modification date, resulting in the recognition of stock-based compensation expense, net of amounts capitalized, of $801.2 million, and the release of the underlying common stock during the nine months ended September 30, 2024. A total of 1,486 grantees were affected by this modification. The remaining outstanding RSU awards were not modified and continued to be subject to both service-based and performance-based vesting conditions.
In connection with the May 2024 RSU Release, during the nine months ended September 30, 2024, the Company withheld approximately 18.1 million shares from the RSU holders to cover federal, state, and foreign withholding tax obligations. These withheld shares were returned to the Company’s available reserve under the 2012 Plan and the 2021 Plan, as applicable. The Company simultaneously issued and sold 18.1 million shares of Class A common stock to new and existing investors to cover the respective

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
employee tax liability owed to federal, state, and foreign tax jurisdictions as a result of the May 2024 RSU Release. The Company received proceeds of approximately $419.0 million based on a purchase price of $23.19 per share.
2024 tender offer
In order to provide its employees with liquidity subsequent to the Abandoned Merger with Adobe (as defined below), the Company facilitated a tender offer (the “2024 Tender Offer”), which opened on June 5, 2024 and closed on July 3, 2024, under which new and existing investors purchased an aggregate of 24.4 million shares of Class A common stock from investors, employees, and former employees of the Company at a purchase price of $23.19 per share for an aggregate purchase price of $566.7 million. Included in the shares of Class A common stock sold were 1.8 million shares of convertible preferred stock which were converted to Class A common stock at a 1:1 ratio immediately prior to closing. The Company determined that as a result of this transaction it had established a pattern of cash settlement of immature shares and stock options, resulting in a modification to its equity incentive plans. The Company made this determination when considering that it had previously facilitated two prior tender offer transactions in its fiscal years ended December 31, 2021 and December 31, 2020. The ability for employees to cash settle equity awards is contingent on the Company facilitating a third-party tender offer. As such, as of the date of the opening of the 2024 Tender Offer, the fair value of the maximum number of immature shares of common stock and stock options eligible to participate in the 2024 Tender Offer was reclassified from additional paid-in-capital and recorded as a liability as of the date of the opening of the 2024 Tender Offer. To the extent that the fair value of the immature shares of common stock and stock options exceeded the amount of stock-based compensation expense previously recognized, the excess was recognized as additional stock-based compensation expense. Accordingly, the Company recorded incremental stock-based compensation expense of $56.6 million in connection with this Tender Offer during the nine months ended September 30, 2024. The Company did not recognize any other stock-based compensation expense related to the 2024 Tender Offer as the purchase price was equal to the fair value of the common stock on the date of the transaction.
A summary of stock-based compensation expense recognized in the condensed consolidated statement of operations related to the May 2024 RSU Release and the incremental stock-based compensation expense from the 2024 Tender Offer is as follows, net of amounts capitalized as internal-use software:

Nine Months Ended
September 30, 2024
Cost of revenue	$24,858
Research and development	462,683
Sales and marketing	186,659
General and administrative	183,618
Total	$857,818
Stock options
2024 Stock Option Grants
In August 2024, the Company granted 10.5 million stock options in connection with the 2024 Tender Offer (the “2024 Stock Option Grants”) with a grant date fair value of $8.50 per share, which expire on the earlier of five years after the grant date or one year after the Company’s IPO. The options were granted to

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
eligible employees that elected to not tender all of their common stock received by them in connection with the May 2024 RSU Release as part of the Company’s 2024 Tender Offer. These stock options were fully vested at the time of grant and therefore the related stock-based compensation expense was recognized on the grant date. A summary of the related stock-based compensation expense recognized in the consolidated statement of operations related to the issuance of these stock option awards is as follows (in thousands), net of amounts capitalized as internal-use software:

Three Months Ended
September 30, 2024
Cost of revenue	$3,034
Research and development	47,024
Sales and marketing	20,160
General and administrative	17,901
Total	$88,119
Valuation assumptions
Estimating the grant date fair value of stock options requires the Company to make assumptions and judgments regarding the variables used in the calculation. These variables include the expected term (weighted-average period of time that the stock options granted are expected to be outstanding), the expected volatility of the Company’s common stock, expected risk-free interest rate, expected dividends, and the fair value of the Company’s common stock.
The Company uses the simplified calculation of expected term, based on the midpoint between the vesting date and the end of the contractual term, as the Company does not have sufficient historical data to use any other method to estimate expected term. Expected volatility is based on an average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company. The expected risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The expected dividend yield is 0% as the Company has not paid, and does not expect to pay, cash dividends in the near future.
The following table summarizes the assumptions used in the valuation of the 2024 Stock Option Grants to employees during the three months ended September 30, 2024.

Three Months Ended
September 30, 2024
Expected term	2.5 years
Expected volatility	54.61%
Risk free interest rate	3.87%
Dividend yield	—%
Fair value of common stock on grant date	$23.19
As discussed above, in connection with the IPO and adoption of the 2025 Plan in July 2025, the Company ceased granting awards under both the 2012 Plan and 2021 Plan. No stock options were granted under the 2012 Plan, the 2021 Plan, or the 2025 Plan during the three or nine months ended

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
September 30, 2025. A summary of stock option activity and weighted-average exercise prices under the 2012 Plan and related information for the nine months ended September 30, 2025 is as follows:

	Number of stock options outstanding under the 2012 Plan	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2024	24,023	$10.18	4.4	$333,861
Options exercised	(2,734)	17.40	—	—
Options forfeited	—	—	—	—
Outstanding as of September 30, 2025	21,289	$9.25	2.4	$907,323
Vested and exercisable as of September 30, 2025	21,289	$9.25	2.4	$907,323
As of September 30, 2025, there were no early exercised options subject to repurchase. As of September 30, 2025, there was no unrecognized stock-based compensation related to outstanding stock options.
The following table summarizes information about the value of options exercised and total fair value of options vested during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Intrinsic value of options exercised	$65,116	$100,670	$70,532	$106,164
RSUs
The fair value of RSUs is determined using the fair value of the Company’s stock on the date of grant. As discussed above, in connection with the IPO and effectiveness of the 2025 Plan in July 2025, the Company ceased granting awards under the 2012 Plan. The following table summarizes the activity for

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
the Company’s unvested RSUs under the 2012 Plan and the 2025 Plan during the nine months ended September 30, 2025, excluding the CEO equity awards described below:

	Number of RSUs outstanding under the 2012 Plan	Weighted-average grant date fair value per share
Unvested at December 31, 2024	54,826	$22.80
RSUs granted	21,158	34.59
RSUs released	(20,918)	19.91
RSUs forfeited	(4,745)	25.81
Total RSUs outstanding at September 30, 2025	50,321	28.67
RSUs vested, not yet released at September 30, 2025	(46)	15.92
Unvested at September 30, 2025	50,275	$28.68
Unrecognized stock-based compensation
Excluding the CEO equity awards described below, the Company had total unrecognized stock-based compensation expense related to RSUs of $951.6 million as of September 30, 2025, which will be recognized over a weighted-average remaining requisite service period of 3.4 years.
CEO equity awards
2021 CEO Market Award
In October 2021, the Board approved a grant to Mr. Field, of RSUs, with respect to 11.3 million shares of Class B common stock (the “2021 CEO Market Award”). The grant has service-based, market-based, and performance-based vesting conditions.
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

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The Company estimated the grant date fair value of the 2021 CEO Market Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporated into the valuation the possibility that the public market capitalization targets may not be satisfied. The weighted-average grant date fair value of the award was estimated to be $6.42 per share.
The 2021 CEO Market Award contains an implied performance-based vesting condition satisfied upon the IPO or change in control date because no shares subject to the grant will vest unless one of these two events occurs. The performance-based vesting condition on the 2021 CEO Market Award was not modified as part of the May 2024 RSU Release and therefore expense continued to be deferred on the award until the Company completed its IPO. In connection with the Company’s IPO, on July 30, 2025, the performance-based vesting condition was satisfied and the Company recognized cumulative unrecognized stock-based compensation expense of $72.2 million during the three months ended September 30, 2025. As of September 30, 2025, there was no remaining unrecognized stock-based compensation expense related to the 2021 CEO Market Award.
The performance period for each tranche of the 2021 CEO Market Award began in connection with the IPO. In August 2025, the settlement terms of the 2021 CEO Market Award were modified so that (i) in the event of a vesting event that occurs during a lock-up period, 50% of the RSUs vesting on that vesting event shall be settled upon the earlier to occur of (a) the tenth calendar day after the expiration of such lock-up period and (b) March 15th of the calendar year following the calendar year in which such vesting event occurs or (ii) in the event of a vesting event that occurs following the expiration of a lock-up period, 50% of the RSUs vesting on that vesting event shall be settled on the tenth calendar day after each vesting event. Further, the remaining 50% of the vested portion of the RSUs shall be settled upon the earlier to occur of (a) the date that is 91 calendar days after the first settlement date for a vesting event and (b) March 15th of the calendar year following the calendar year in which each vesting event occurs.
The Company determined that each of the three public market capitalization targets were achieved in September 2025, and therefore 11.3 million shares were vested upon the achievement as the service-based vesting condition for the award had been met prior to the IPO. Although the vesting conditions were satisfied in September 2025, the vested shares were not settled during the three and nine months ended September 30, 2025 due to the settlement terms discussed above. However, because all vesting conditions for the 2021 CEO Market Award were satisfied during the three and nine months ended September 30, 2025, the respective Class B common shares underlying the award are considered outstanding for accounting purposes and are included in the Company’s computation of basic and diluted earnings per share. With respect to the timing of settlement for the award, 50% of the RSUs will be settled in the three months ending December 31, 2025 and the remaining 50% will be settled in the three months ending March 31, 2026.
2021 CEO Service Award
In October 2021, the Board approved a grant to Mr. Field, of RSUs, with respect to 11.3 million shares of Class B common stock (the “2021 CEO Service Award”). The grant has service-based and performance-based vesting conditions.
The award is comprised of four tranches that vest annually beginning on July 1, 2022 so long as the CEO is in continuous service with the Company through each applicable vesting date.
In May 2024, the 2021 CEO Service Award was modified to remove the performance-based vesting condition satisfied upon the Company’s IPO or change in control date for RSUs for which the service-based vesting condition had been met as of the modification date. Accordingly, these RSUs were remeasured and fully vested as of the modification date, resulting in the recognition of stock-based compensation expense of $78.3 million, and the gross release of 3.4 million shares of Class B common

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
stock. The remaining outstanding RSU awards were not modified and continued to be subject to both service-based and performance-based vesting conditions. The performance-based vesting condition was satisfied in connection with the Company’s IPO on July 30, 2025 resulting in the Company recognizing the total remaining stock-based compensation expense on the award of $84.1 million and the gross release of 7.9 million shares of Class B common stock during the three months ended September 30, 2025. As of September 30, 2025, there was no remaining unrecognized stock-based compensation expense related to the 2021 CEO Service Award.
2025 CEO Stock Price Award
In June 2025, the Board approved a grant to Mr. Field of RSUs with respect to 14.5 million shares of Class B common stock (the “2025 CEO Stock Price Award”). The grant has service-based, market-based, and performance-based vesting conditions.
The award is comprised of seven tranches that are eligible to vest based on the achievement of certain stock price targets as follows:

Tranche	Stock price targets	Percentage of shares of Class B common stock vested
1	$60 per share	15%
2	$70 per share	15%
3	$80 per share	15%
4	$90 per share	15%
5	$100 per share	14.5%
6	$110 per share	13.5%
7	$130 per share	12%
		100%
The performance period for each tranche begins upon the IPO and ends on the earlier of (i) the tenth anniversary of the IPO, or (ii) the occurrence of a change in control. As to any portion of the 2025 CEO Stock Price Award that satisfies the market-based vesting condition, the service-based vesting condition will be satisfied in seven substantially equal installments on each of the first seven anniversaries of the vesting commencement date, as long as the CEO is in continuous service with the Company through the applicable vesting date. The stock price targets are calculated based on the volume-weighted average trading price (“VWAP”) of the Company’s Class A common stock over any consecutive 60-day period during the term of the 2025 CEO Stock Price Award. The 60-day average VWAP shall be reported on such reasonable resource designated by the Company. In the event that a stock price target is achieved, the Compensation Committee of the Board in its sole and absolute discretion shall determine and certify achievement of the stock price target.
The Company estimated the grant date fair value of the 2025 CEO Stock Price Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price targets may not be satisfied. The weighted-average grant date fair value of the award was estimated to be $27.45 per share. At the grant date, the requisite service period for each individual tranche of the award was equal to the longer of the explicit, implicit, or derived service period for each tranche.
The 2025 CEO Stock Price Award contained an implied performance-based vesting condition that was satisfied upon the IPO on July 30, 2025 and therefore any expense was deferred until the achievement of

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
the IPO. The Company recognized a total of $24.9 million of stock-based compensation expense during the three and nine months ended September 30, 2025 related to the 2025 CEO Stock Price Award.
The Company has determined that the stock price targets with respect to the first three tranches of the 2025 CEO Stock Price Award were achieved during the three months ended September 30, 2025. The award is subject to an on-going service requirement and will vest and be settled in seven substantially equal installments on each of the first seven anniversaries of the vesting commencement date, as long as the CEO is in continuous service with the Company through the applicable vesting date.
As of September 30, 2025, the Company had $372.6 million of total unrecognized stock-based compensation related to the 2025 CEO Stock Price Award, which will be recognized on an accelerated attribution basis over a remaining weighted-average service period of approximately 4.1 years.
2025 CEO Service Award
In June 2025, the Board approved a grant to Mr. Field, of RSUs, with respect to 14.5 million shares of Class B common stock (the “2025 CEO Service Award”). The grant has only service-based vesting conditions. The award is comprised of five tranches that vest on the anniversary of the vesting commencement date, of 10%, 20%, 20%, 20%, and 30%, so long as the CEO is in continuous service with the Company through each applicable vesting date.
In August 2025, the settlement terms of the 2025 CEO Service Award were modified such that (a) with respect to the RSUs that will vest subject to the CEO’s continuous service on July 1, 2026, such initial RSUs shall be settled on the tenth calendar day after vesting and (b) with respect to all other RSU tranches other than the initial RSUs vesting on July 1, 2026, vested RSUs shall be settled as soon as administratively practicable, but no later than 60 calendar days after vesting.
During the three and nine months ended September 30, 2025, the Company recognized $23.5 million and $23.7 million in stock-based compensation related to the 2025 CEO Service Award, respectively. As of September 30, 2025, the Company had $440.6 million in remaining unrecognized stock-based compensation related to the award that will be recognized over the remaining requisite service period of 4.7 years.
Note 11. Net Loss Per Share
The Company computes earnings per share using the two-class method required for multiple classes of common stock and participating securities. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Prior to the IPO, the outstanding convertible preferred stock were deemed to be participating securities. The Company’s participating securities do not have a legal obligation to share in the Company’s losses.
In connection with the IPO, the Company amended its certificate of incorporation and authorized the issuance of multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are the same, other than voting rights. Accordingly, the Class A common stock, Class B common stock, and Class C common stock share equally in the Company’s net losses, and as such have been combined for the purpose of calculating net loss per share.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of total common stock outstanding.
Diluted net loss per share is the same as basic net loss per share as there was no net income attributable to common stockholders for any periods presented, and as a result the inclusion of all potential common shares outstanding would have been antidilutive.
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(1,097,015)	$(15,598)	$(1,023,906)	$(829,927)
Denominator:
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	403,212	210,768	278,409	190,058
Net loss per share, basic and diluted	$(2.72)	$(0.07)	$(3.68)	$(4.37)
The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs(1)	55,986	37,737	19,556	51,295
Unvested RSAs	743	155	485	307
CEO Equity Awards(2)	32,576	19,469	10,978	20,928
Convertible preferred stock(3)	82,891	246,355	191,032	247,327
Stock options	22,555	19,180	23,450	18,421
Warrants	88	261	202	261
Total	194,839	323,157	245,703	338,539
__________________
(1)During the three and nine months ended September 30, 2025, RSUs excluded in the diluted per share calculations under the two class method include RSUs subject to only a service condition because the impact would be anti-dilutive. For the three and nine months ended September 30, 2024, RSUs excluded in the dilutive per share calculation include only RSUs subject to both a service and performance condition which were excluded due to RSUs being contingently issuable as of September 30, 2024.
(2)In October 2021, the Board approved a grant to the Company’s CEO of RSUs with respect to 22.5 million shares of Class B common stock. In June 2025, the Board approved a grant to the Company’s CEO of RSUs with respect to 29.0 million shares of Class B common stock. See Note 10 “Stockholders’ Equity” for further details.
(3)For the three and nine months ended September 30, 2025 and 2024 convertible preferred stock was not included in the dilutive per share calculation under the two class method, as the convertible preferred stockholders were not legally obligated to share in the Company’s losses.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 12. Other Income, Net
Other income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$15,731	$15,262	$47,029	$48,823
Unrealized gains (losses) on equity securities	7,715	2,776	21,569	(927)
Other income	6,364	2	6,364	2
Other expense, net	(505)	(130)	(1,405)	(2,664)
Total other income, net	$29,305	$17,910	$73,557	$45,234

Note 13. Income Taxes
The Company computed the income tax provision by applying the estimated effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s effective tax rates were as follows for each respective period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate	0.9%	47.0%	(0.2)%	6.1%
The difference between the U.S. statutory rate and the Company’s effective tax rate for all periods presented was primarily due to the valuation allowances on the Company’s deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets in the United States, including all U.S. state jurisdictions, and foreign jurisdictions as of September 30, 2025, as it is not more likely than not that they will be realized.
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

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 14. Segment and Geographic Information
Segment information
The Company’s chief operating decision maker (“CODM”) is the CEO. The Company manages its operations and allocates resources as a single operating segment at the consolidated level. Accordingly, the CODM uses consolidated net loss, as reported on the condensed consolidated statements of operations, to assess performance of the Company and to allocate resources as part of the annual reporting process and to assess the performance of the Company’s single reportable segment, primarily by monitoring actual results versus the actual plan.
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
Geographic areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area which primarily consist of property and equipment, net and operating lease right-of-use assets, and are attributed to a country based on the physical location of the assets. Aggregate property and equipment, net and operating lease right-of-use assets by geographic area was as follows:

	As of
	September 30, 2025	December 31, 2024
United States	$73,853	$39,606
International	4,821	4,217
Total	$78,674	$43,823
No single country outside of the United States accounted for more than 10% of total long-lived assets as of September 30, 2025 and December 31, 2024, respectively.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$126,792	$94,668	$351,021	$256,455
International	147,381	103,971	400,991	275,611
Total	$274,173	$198,639	$752,012	$532,066
No single country outside of the United States accounted for more than 10% of total revenue for the three and nine months ended September 30, 2025 and 2024, respectively.
Note 15. Subsequent Events
Acquisition
On October 3, 2025, the Company acquired all outstanding equity interests of a technology company that offers an AI-powered media editing tool, pursuant to an agreement and plan of merger. The preliminary consideration is estimated to be approximately $129.1 million consisting of cash, Class A common stock, RSAs and RSUs, subject to customary purchase price adjustments. Of the $129.1 million in total consideration, $43.8 million was issued to key employees in the form of RSAs and RSUs that are subject to their ongoing service and will be recognized as post-combination expense over a service period of four years.

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
Factors Impacting our Operating Results
Initial Public Offering
On August 1, 2025, we completed the IPO, in which we issued 12.5 million shares of our Class A common stock at a public offering price of $33.00 per share, which resulted in net proceeds of $393.1 million after deducting underwriting discounts and commissions and before deducting offering costs. In addition, selling stockholders sold 30.0 million shares of Class A common stock in the IPO, including 5.5 million shares of Class A common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase shares of Class A common stock, at the public offering price of $33.00 per share. We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.
In connection with the IPO, all outstanding shares of our convertible preferred stock automatically converted into 246.0 million shares of Class A common stock on a one to one basis.
In connection with the IPO, we recognized a one-time cumulative stock-based compensation expense of $975.7 million associated with the vested restricted stock units (“RSUs”) with a liquidity-event performance-based vesting condition, which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date. Concurrently with the IPO, we issued 9.6 million shares of our Class A common stock and 3.9 million shares of our Class B common stock upon settlement of the RSUs vested in connection with the IPO, net of 12.5 million shares withheld to satisfy related tax withholding and remittance obligations. Based on the IPO price of $33.00 per share, our related tax withholding obligations were $411.4 million and was paid during the three months ended September 30, 2025.
Prior to the IPO, deferred offering costs, which consisted of direct incremental legal, accounting, consulting and other fees relating to the IPO, were capitalized within prepaid expenses and other current assets on our interim condensed consolidated balance sheet. In connection with the IPO, deferred offering costs of $10.8 million were reclassified to stockholders’ equity as a reduction of the net proceeds received from the IPO. There were no deferred offering costs incurred as of December 31, 2024.
Abandoned Merger with Adobe, Inc.
On September 15, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adobe, Inc. (“Adobe”) and certain of Adobe’s wholly-owned subsidiaries.
On December 17, 2023, we mutually agreed with Adobe to terminate the Merger Agreement based on the joint assessment that there was no clear path to obtain the required regulatory approvals for the transaction to close (the “Abandoned Merger with Adobe”). We incurred transaction costs and other related expenses associated with the Abandoned Merger with Adobe of $4.4 million and $13.6 million for the three and nine months ended September 30, 2024, respectively. The operating cash outflow associated with these transaction costs and other related expenses was immaterial and $68.5 million for the three and nine months ended September 30, 2024, respectively. Additionally, we paid $0.5 million and $186.1 million in federal and state income taxes related to the transaction during the three and nine months ended September 30, 2024, respectively, which was included in cash flows used in operating activities in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
May 2024 Restricted Stock Unit Release and 2024 Stock Option Grants
Following the Abandoned Merger with Adobe, we wanted to provide existing equity holders, including holders of RSUs, the opportunity to sell a portion of their eligible equity holdings in a tender offer (the “2024 Tender Offer”). In order to allow holders of RSUs to participate, in May 2024, we modified certain RSUs for which the service-based condition was satisfied to remove the performance-based vesting condition (the “May 2024 RSU Release”), resulting in the recognition of stock-based compensation expense, net of amounts capitalized, of $801.2 million during the nine months ended September 30, 2024.
On August 22, 2024, we also granted stock options to purchase shares of our common stock to eligible employees in connection with our 2024 Tender Offer (the “2024 Stock Option Grants”). These stock options were fully vested at grant and therefore the related stock-based compensation expense, net of amounts capitalized, of $88.1 million was recognized during the three and nine months ended September 30, 2024.
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

	As of
	September 30 2025	September 30 2024
Paid Customers with more than $10,000 in ARR	12,910	9,762
Paid Customers with more than $100,000 in ARR	1,262	876
Net Dollar Retention Rate	131%	131%
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
Net Dollar Retention Rate
We believe that Net Dollar Retention Rate is an important metric as it measures our ability to both retain our existing customers and grow within our customer base. We calculate Net Dollar Retention Rate as of the applicable period of measurement by starting with the ARR of Paid Customers with more than $10,000 in ARR as of twelve months prior to such date of measurement (“Prior Period ARR”). We then calculate the ARR for those same customers as of the applicable period of measurement (“Current Period ARR”). We then divide Current Period ARR by Prior Period ARR to calculate our Net Dollar Retention Rate for the applicable date of measurement. Our Net Dollar Retention Rate reflects customer expansion, contraction, and churn. We calculate Net Dollar Retention Rate using ARR from Paid Customers with more than $10,000 in ARR because we believe that $10,000 in ARR is an important threshold, as it is a strong indicator of significant paid usage of our products.
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

Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income and non-GAAP operating margin as income (loss) from operations and operating margin, respectively, excluding stock-based compensation expense, amortization of stock-based compensation expense included in capitalized internal use software development costs, employer payroll taxes on employee stock transactions, and amortization of acquired intangibles from acquisitions. Additionally, we exclude certain non-recurring charges, including transaction costs and other related expenses associated with the Abandoned Merger with Adobe and 2024 Tender Offer transaction costs. Non-GAAP operating margin represents non-GAAP operating income as a percentage of revenue.
The following table reflects the reconciliation of income (loss) from operations to non-GAAP operating income and non-GAAP operating margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except percentages)
Loss from operations	$(1,136,780)	$(47,336)	$(1,094,955)	$(929,102)
Plus: Stock-based compensation expense(1)	1,138,332	88,403	1,145,839	947,400
Plus: Amortization of stock-based compensation included in capitalized internal use software development costs	258	88	532	104
Plus: Transaction costs and other related expenses associated with the Abandoned Merger with Adobe(2)	—	4,408	—	13,590
Plus: Employer payroll taxes on employee stock transactions(3)	29,828	1,744	29,828	27,399
Plus: Amortization of acquired intangibles from acquisitions	2,388	—	4,286	—
Plus: 2024 Tender Offer transaction costs(4)	—	553	—	11,416
Non-GAAP operating income	$34,026	$47,860	$85,530	$70,807
Operating margin	(415)%	(24)%	(146)%	(175)%
Non-GAAP operating margin	12%	24%	11%	13%
__________________
(1)The stock-based compensation expense for the three and nine months ended September 30, 2025 is primarily related to RSUs for which the performance-based and service-based vesting conditions had been satisfied in connection with the IPO. The stock-based compensation expense for the three and nine months ended September 30, 2024 is primarily related to the May 2024 RSU Release and 2024 Stock Option Grants. See the section titled “Factors Impacting our Operating Results—May 2024 Restricted Stock Unit Release and 2024 Stock Option Grants” for further information.
(2)Transaction costs and other related expenses associated with the Abandoned Merger with Adobe include legal, accounting, professional services fees, local business taxes and non-recurring compensation expenses related to the transaction.
(3)Employer payroll taxes on employee stock transactions for the three and nine months ended September 30, 2025 is primarily related to employer taxes paid on RSU releases in connection with and subsequent to the IPO. Employer payroll taxes on employee stock transactions for the three months ended September 30, 2024 is related to the 2024 Tender Offer. Employer payroll taxes on employee stock transactions for the nine months ended September 30, 2024 is related to both the May 2024 RSU Release and 2024 Tender Offer.
(4)2024 Tender Offer transaction costs includes legal and professional services fees.

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

The following table presents our cash flows for the periods presented and a reconciliation of Free Cash Flow and Adjusted Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except percentages)
Net cash provided by (used in) operating activities	$51,163	$61,574	$210,795	$(134,808)
Less: Capital expenditures	(1,702)	(413)	(3,710)	(1,315)
Less: Capitalized internal use software development costs	(414)	(742)	(2,853)	(2,920)
Free Cash Flow	$49,047	$60,419	$204,232	$(139,043)
Add: Transaction costs and other related expenses associated with the Abandoned Merger with Adobe(1)	—	34	—	68,478
Add: Estimated income taxes related to the Abandoned Merger with Adobe(2)	—	518	—	186,135
Adjusted Free Cash Flow	$49,047	$60,971	$204,232	$115,570
Net cash used in investing activities	$(260,873)	$(210,946)	$(294,448)	$(720,792)
Net cash provided by (used in) financing activities	$(71,453)	$(20,660)	$(55,669)	$1,240
Operating Cash Flow Margin(3)	19%	31%	28%	(25)%
Free Cash Flow Margin	18%	30%	27%	(26)%
Adjusted Free Cash Flow Margin(4)	18%	31%	27%	22%
__________________
(1)Transaction costs and other related expenses associated with the Abandoned Merger with Adobe include legal, accounting, professional services fees, local business taxes and non-recurring compensation expenses related to the transaction.
(2)The estimated income taxes related to the Abandoned Merger with Adobe represents our assessment of the transaction’s impact on our 2023 federal and state income tax payments, which were included in cash provided by operating activities for the three and nine months ended September 30, 2024.
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

Costs That May Impact Multiple Line Items
Employee-Related Costs and Overhead Allocation. Employee-related costs include salaries, bonuses and benefits, and stock-based compensation and related employer payroll taxes for cost of revenue and each operating expense category. Overhead costs represent shared costs that are not specific to a functional group and are allocated based on headcount. Such costs include costs associated with office facilities, IT-related personnel expenses, depreciation of property and equipment, and other expenses, such as software subscription fees. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
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
Cost of Revenue
Cost of revenue consists primarily of technical infrastructure and hosting costs, including AI inference, employee-related costs, including stock-based compensation and related employer payroll taxes, for infrastructure and product support teams for paid users of Figma, payment processing fees, amortization of capitalized internal-use software development costs, amortization of developed technologies, and allocated overhead. Depending on the timing of investments in our platform, including those related to our AI initiatives, we expect that our cost of revenue will increase in absolute dollars as our business grows and will fluctuate as a percentage of our revenue from period-to-period depending on the timing of these investments.
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
Operating Expenses
Research and development. Our research and development expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, technical infrastructure and hosting costs, professional services fees, software subscription fees, and allocated overhead. We expense our research and development costs as they are incurred, other than capitalized internal-use software development costs. Our research and development expenses as a percentage of revenue of 248% and 111% for the three and nine months ended September 30, 2025, respectively, were primarily driven by the stock-based compensation expense and related employer payroll taxes for RSUs in which the performance-based and service-based vesting conditions had been satisfied in connection with the IPO. Our research and development expenses as a percentage of revenue of 52% and 130% for the three and nine months ended September 30, 2024, respectively, were primarily driven by the stock-based compensation expense related to the May 2024 RSU Release and the 2024 Stock Option Grants. Over time, we expect that our research and development expenses will increase in absolute dollars relative to our research and development expenses prior to 2024 and 2025, as we continue to invest in our platform. However, depending on the timing of our investments, including those related to our AI initiatives, we anticipate that research and development expenses may fluctuate as a percentage of our revenue from period-to-period.
Sales and marketing. Our sales and marketing expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, expenses associated with our marketing and brand advertising campaigns, events, such as annual user conferences, including Config, amortization of sales commissions, amortization of acquired customer relationships, professional services fees, software subscription fees, and allocated overhead. Additionally, we classify within sales and marketing technical infrastructure and hosting costs as well as overhead costs for our infrastructure and product support teams related to the users of our free version of Figma. We capitalize and subsequently amortize sales commissions and related expenses, including associated payroll taxes and 401(k) contributions, over the estimated period of benefit, which we have determined to be four years. Our sales and marketing expenses as a percentage of revenue of 100% and 59% for the three and nine months ended September 30, 2025, respectively, were primarily driven by the stock-based compensation expense and related employer payroll taxes for RSUs in which the performance-based and service-based vesting conditions had been satisfied in connection with the IPO. Our sales and marketing expenses as a percentage of revenue of 40% and 77% for the three and nine months ended September 30, 2024, respectively, were primarily driven by the stock-based compensation expense related to the May 2024 RSU Release and the 2024 Stock Option Grants. Over time, we expect that our sales and marketing expenses will increase in absolute dollars relative to our sales and marketing expenses prior to 2024 and 2025, as our business grows and we continue to scale our go-to-market organization. However, depending on the timing of our investments, including those related to our AI initiatives, we anticipate that sales and marketing expenses will fluctuate as a percentage of revenue from period-to-period.
General and administrative. Our general and administrative expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include general business expenses, professional services fees, software subscription fees, and allocated overhead. We expect to incur additional expenses as a result of operating as a newly public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. Our general and administrative expenses as a percentage of revenue of 135% and 59% for the three and nine months ended September 30, 2025, respectively, were primarily driven by the stock-based compensation expense and related employer payroll taxes for RSUs in which the performance-based and service-based vesting conditions had been satisfied in connection with the IPO. Our general and administrative expenses as a percentage of revenue of 22% and 54% for the three and nine months ended September 30, 2024, respectively, were primarily driven by the stock-based compensation expense related to the May 2024 RSU Release the 2024 Stock Option Grants. Over time, we expect that our general and administrative expenses will increase in absolute dollars relative to our general and administrative expenses prior to 2024 and 2025, as our business grows. However, we anticipate that general and administrative expenses will decrease as a percentage of revenue over time, although these expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses.

Other Income, Net
Other income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, income from digital assets, unrealized and realized gains or losses on equity securities, which includes our investments in a Bitcoin exchange traded fund and strategic investments, gains or losses on foreign currency exchange, amortization of deferred financing costs, interest, and commitments expense on our revolving credit facility, and miscellaneous other expenses.
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
On July 4, 2025, the United States enacted tax legislation through the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”).The OBBBA reformed the Internal Revenue Code of 1986, as amended, including by permanently extending certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring the deductibility of domestic research and development expenditures. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of the OBBBA did not result in a material impact to our provision for (benefit from) income taxes for the three months ended September 30, 2025 given we maintain a full valuation allowance on our federal deferred tax assets. We are currently assessing the long term impact the OBBBA may have on our financial condition, results of operations, cash flows, and effective tax rate.

Results of Operations
The following tables set forth our condensed consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Revenue	$274,173	$198,639	$752,012	$532,066
Cost of revenue(1)	83,884	18,703	131,225	71,051
Gross profit	190,289	179,936	620,787	461,015
Operating expenses(1):
Research and development	680,885	104,182	833,862	692,569
Sales and marketing	274,759	79,290	441,300	410,870
General and administrative	371,425	43,800	440,580	286,678
Total operating expenses	1,327,069	227,272	1,715,742	1,390,117
Loss from operations	(1,136,780)	(47,336)	(1,094,955)	(929,102)
Other income, net	29,305	17,910	73,557	45,234
Loss before income taxes	(1,107,475)	(29,426)	(1,021,398)	(883,868)
Provision for (benefit from) income taxes	(10,460)	(13,828)	2,508	(53,941)
Net loss	$(1,097,015)	$(15,598)	$(1,023,906)	$(829,927)
__________________
(1)Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands)
Cost of revenue	$42,987	$3,034	$43,205	$27,893
Research and development	585,747	47,308	591,883	511,106
Sales and marketing	185,503	20,160	186,047	206,830
General and administrative	324,095	17,901	324,704	201,571

The following tables set forth our condensed consolidated statement of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(As a % of revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	31	9	17	13
Gross profit	69	91	83	87
Operating expenses:
Research and development	248	52	111	130
Sales and marketing	100	40	59	77
General and administrative	135	22	59	54
Total operating expenses	484	114	228	261
Loss from operations	(415)	(24)	(146)	(175)
Other income, net	11	9	10	9
Loss before income taxes	(404)	(15)	(136)	(166)
Provision for (benefit from) income taxes	(4)	(7)	—	(10)
Net loss	(400)%	(8)%	(136)%	(156)%
__________________
(1)Percentages may not foot due to rounding.
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue and Cost of Revenue

	Three Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Revenue	$274,173	$198,639	$75,534	38%
Cost of revenue	83,884	18,703	65,181	349%
Gross profit	$190,289	$179,936	$10,353	6%
Revenue increased by $75.5 million, or 38%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in revenue was primarily due to the addition of new Paid Customers, as our number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 32% and 44%, respectively, as of September 30, 2025 compared to the prior year.
Cost of revenue increased by $65.2 million, or 349%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a $43.2 million increase in employee-related costs driven by a $41.0 million increase in stock-based compensation expense and related employer payroll taxes, $17.6 million of higher technical infrastructure and hosting costs due to AI-related costs and increased usage of our platform for paid users, $2.8 million of higher amortization of capitalized internal-use software development costs and acquired intangibles, and $1.4 million of higher payment processing fees.
Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Research and development	$680,885	$104,182	$576,703	554%
Research and development expenses increased by $576.7 million, or 554%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a $570.7 million increase in employee-related costs driven by a $552.8 million increase in stock-based compensation expense and related employer payroll taxes, a $3.1 million increase in allocated overhead costs to support the growth of our business, and a $1.2 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies.
Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Sales and marketing	$274,759	$79,290	$195,469	247%
Sales and marketing expenses increased by $195.5 million, or 247%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due to a $179.1 million increase in employee-related costs driven by a $170.5 million increase in stock-based compensation expense and related employer payroll taxes, a $7.0 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base and AI-related costs as we rolled out our AI offerings to free users during the period, $5.6 million of higher spend related to marketing and advertising expenses, and a $1.4 million of higher sales commission expense due to the year-over-year sales growth.
General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
General and administrative	$371,425	$43,800	$327,625	748%
General and administrative expenses increased by $327.6 million, or 748%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a $318.7 million increase in employee-related costs driven by a $314.0 million increase in stock-based compensation expense and related employer payroll taxes, including the accumulated stock-based compensation expense related to the 2021 CEO Market Award and the 2021 CEO Service Award, and $7.1 million of higher professional services fees, primarily driven by external legal services.
Other Income, Net

	Three Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Other income, net	$29,305	$17,910	$11,395	64%
Other income, net increased by $11.4 million, or 64%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a $5.8 million increase in other income, which is primarily driven by a legal settlement received and a $4.9 million increase in net unrealized gains related to changes in the fair value of equity securities, which was primarily driven by our investment in a Bitcoin exchange traded fund.
Benefit from Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Benefit from income taxes	$(10,460)	$(13,828)	$3,368	(24)%
The benefit from income taxes decreased by $3.4 million, or 24%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The benefit from income taxes recorded for the three months ended September 30, 2025 was primarily due to the reversal of U.S. income tax expense recorded during the six months ended June 30, 2025, as a result of the expected annual taxable loss from deductible stock-based compensation expense as a result of our IPO. The benefit from income taxes recorded in the three months ended September 30, 2024 was primarily due to anticipated carry back of our research and development tax credit resulting from the May 2024 RSU Release.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue and Cost of Revenue

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Revenue	$752,012	$532,066	$219,946	41%
Cost of revenue	131,225	71,051	60,174	85%
Gross profit	$620,787	$461,015	$159,772	35%
Revenue increased by $219.9 million, or 41%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in revenue was primarily due the addition of new Paid Customers, as our number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 32% and 44%, respectively, as of September 30, 2025 compared to the prior year.
Cost of revenue increased by $60.2 million, or 85%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to $28.9 million of higher technical infrastructure and hosting costs as the usage of our platform increased as well as AI-related costs for paid users, a $20.8 million increase in employee-related costs driven by a $15.7 million net increase in stock-based compensation expense and related employer payroll taxes, $5.3 million of higher amortization of capitalized internal-use software development costs and acquired intangible assets, $3.9 million in higher payment processing fees, and a $1.3 million increase in allocated overhead costs to support the growth of our business.
Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Research and development	$833,862	$692,569	$141,293	20%
Research and development expenses increased by $141.3 million, or 20%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a $125.3 million increase in employee-related costs driven by a $79.8 million net increase in stock-based compensation expense and related employer payroll taxes, a $5.5 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies, $4.2 million of higher software subscription fees, $3.7 million increase in allocated overhead costs to support the growth of our business, and a $2.5 million increase in professional services fees.

Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Sales and marketing	$441,300	$410,870	$30,430	7%
Sales and marketing expenses increased by $30.4 million, or 7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to $11.4 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base and AI-related costs as we rolled out our AI offerings to free users during the current period, $9.3 million of higher spend related to marketing and advertising expenses, including our annual user conferences, $4.7 million of higher sales commission expense due to the year-over-year sales growth, a $2.0 million increase in professional services fees, and a $1.2 million increase in allocated overhead costs to support the growth of our business.
General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
General and administrative	$440,580	$286,678	$153,902	54%
General and administrative expenses increased by $153.9 million, or 54%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a $138.3 million increase in employee-related costs driven by a $127.1 million increase in stock-based compensation expense and related employer payroll taxes, including the accumulated stock-based compensation expense related to the 2021 CEO Market Award and the 2021 CEO Service Award, a $12.5 million increase in professional services fees primarily driven by external legal services, and a $1.9 million increase in software subscription fees.
Other Income, Net

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Other income, net	$73,557	$45,234	$28,323	63%
Other income, net increased by $28.3 million, or 63%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a $22.5 million increase in net unrealized gains related to changes in the fair value of equity securities, which is driven by our investment in a Bitcoin exchange traded fund, and a $5.7 million increase in other income, which is primarily driven by a legal settlement received.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024

	(In thousands, except percentages)
Provision for (benefit from) income taxes	$2,508	$(53,941)	$56,449	(105)%
The benefit from income taxes decreased by $56.4 million, or 105%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The provision for income taxes recorded in the nine months ended September 30, 2025 was primarily due to income tax expense related to our foreign subsidiaries. The benefit from income taxes recorded in the nine months ended September 30, 2024 was primarily due to anticipated carry back of our research and development tax credit resulting from the May 2024 RSU Release.
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $340.5 million, digital assets of $30.3 million, marketable securities of $1.2 billion, and restricted cash of $10.8 million. Our Revolving Credit Facility (as defined below) also serves as a source of liquidity. Cash and cash equivalents are comprised of bank deposits, money market funds, U.S. agency securities, U.S. treasury securities, corporate bonds, and commercial paper. Digital assets are comprised of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. Marketable securities are comprised of commercial paper, U.S. agency securities, U.S. treasury securities, corporate bonds, and a Bitcoin exchange traded fund. Restricted cash consists of unsecured letters of credit outstanding related to leased office space in San Francisco, California and New York, New York and bank deposits related to our self-funded health insurance plan. Substantially all cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our products. On August 1, 2025, we completed our IPO, in which we issued and sold an aggregate of 12.5 million shares of Class A common stock at a public offering price of $33.00 per share, resulting in net proceeds to us of approximately $393.1 million after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us.
We believe that our current cash, cash equivalents, digital assets, and marketable securities, in addition to amounts available for borrowing under our Revolving Credit Facility, will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our subscription growth rate, the timing and extent of spending to support our research and development efforts, our investments and usage of AI, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, particularly for large organizations, and the continuing market adoption of Figma. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters—We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.”

Commitments and Contingencies
Our principal commitments consist of our operating lease commitments, future purchase commitments for cloud hosting services, and other commitments consisting of future minimum payments under non-cancelable purchase commitments. Our non-cancelable commitments are disclosed in Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Loans under the Revolving Credit Facility will incur interest, at our option at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% and (z) the one month term Secured Overnight Financing Rate (“SOFR”) plus 1.0% or (ii) term SOFR plus 1.0%. Additionally, we will be required to pay commitment fees of 0.15% per annum on the undrawn portion of the commitments under the Revolving Credit Facility, which decreases to 0.1% per annum upon achievement of an enhanced debt to EBITDA ratio.
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
On July 30, 2025, we drew $330.5 million under the Revolving Credit Facility in order to pay a portion of the anticipated withholding and remittance obligations related to the vesting and settlement of RSUs for which the performance-based vesting condition had been satisfied in connection with our IPO and used a portion of the net proceeds from our IPO to repay such indebtedness in full on August 1, 2025. As of

September 30, 2025, we had no outstanding balance under the Revolving Credit Facility and our total available borrowing capacity under the Revolving Credit Facility was $500.0 million. We were in compliance with all applicable covenants as of September 30, 2025.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

	(In thousands)
Net cash provided by (used in) operating activities	$210,795	$(134,808)
Net cash used in investing activities	(294,448)	(720,792)
Net cash provided by (used in) financing activities	(55,669)	1,240
Net decrease in cash, cash equivalents, and restricted cash	$(139,322)	$(854,360)
Cash Provided by (Used in) Operating Activities
Our largest source of operating cash is cash collections from organizations on a paid subscription plan. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and technical infrastructure and hosting costs.
During the nine months ended September 30, 2025, operating activities provided $210.8 million in cash. The primary factors affecting our cash flows during this period were our net loss of $1.0 billion, adjusted for $1.1 billion from non-cash charges, and net cash inflows of $85.7 million from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $1.1 billion of stock-based compensation expense, net of amounts capitalized, $15.0 million of amortization of deferred commissions, $13.2 million of non-cash operating lease costs, and $9.5 million of depreciation and amortization expense, partially offset by $21.6 million in unrealized gains from the remeasurement of equity securities, and $12.5 million in net accretion of discounts on marketable securities. The cash provided from changes in our operating assets and liabilities was primarily due to a $92.2 million increase in deferred revenue related to increased billings, a $57.7 million increase in accrued compensation and benefits as a result of our increased headcount associated with the growth of our business, implementation of a company-wide annual bonus program and withholdings retained from employees for the initial employee stock purchase plan offering period that commenced in connection with the IPO, and a $6.1 million increase in accounts payable. These amounts were partially offset by a $29.8 million increase in prepaid expenses and other current assets, a $25.5 million increase in accounts receivable, and a $15.6 million increase in other assets.
During the nine months ended September 30, 2024, operating activities used $134.8 million in cash. The primary factors affecting our cash flows during this period were a net loss of $829.9 million and net cash outflows of $267.0 million from changes in our operating assets and liabilities, adjusted for $962.1 million in non-cash charges. The non-cash charges primarily consisted of $947.4 million in stock-based compensation expense, net of amounts capitalized, $10.5 million of non-cash operating lease costs, $10.3 million of amortization of deferred commissions, and $6.1 million of depreciation and amortization expense, partially offset by $11.3 million in net accretion of discounts on marketable securities. The cash used by changes in our operating assets and liabilities was primarily due to a $252.4 million decrease in accrued and other current liabilities largely driven by income taxes paid related to the termination fee received in connection with the Abandoned Merger with Adobe in December 2023, a $69.9 million increase in other assets due to an increase in income taxes receivable, and a $13.5 million increase in prepaid expenses and other current assets. These amounts were partially offset by a $70.8 million increase in deferred revenue due to increased billings, and a $12.5 million increase in accrued compensation and benefits as a result of our increased headcount associated with the growth of our business.
Cash Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 was $294.4 million, which was primarily due to the purchase of marketable securities of $1.0 billion, the purchase of digital assets of $30.0 million, $21.0 million of cash paid for business combinations, the purchase of intangible assets of $5.1 million, and capital expenditures of $3.7 million, partially offset by proceeds from sales and maturities of marketable securities of $784.0 million.
Net cash used in investing activities during the nine months ended September 30, 2024 was $720.8 million, which was primarily due to the purchase of marketable securities of $1.1 billion, and the capitalization of internal-use software development costs of $2.9 million, partially offset by proceeds from sales and maturities of marketable securities of $358.2 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2025 was $55.7 million, which was primarily due to $494.6 million used to pay the employee portion of taxes related to the net share settlement of RSU awards, $330.5 million used to repay borrowings under the Revolving Credit Facility, $2.2 million used to pay deferred offering costs in connection with the IPO, and $1.4 million used to pay for issuance costs on the Revolving Credit Facility, partially offset by proceeds from the initial public offering, net of underwriting discounts and commissions of $393.1 million, proceeds from borrowings under the Revolving Credit Facility of $330.5 million, and proceeds from option exercises of $48.3 million.
Net cash provided by financing activities during the nine months ended September 30, 2024 was $1.2 million, which was primarily due to the proceeds from the sale of common stock in connection with the May 2024 RSU Release of $419.0 million, partially offset by $418.1 million used to pay the employee portion of taxes related to the net share settlement of RSU awards in connection with the May 2024 RSU Release.
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
Interest Rate Risk
We had cash and cash equivalents of $340.5 million, digital assets of $30.3 million, and marketable securities of $1.2 billion as of September 30, 2025. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates would have changed the fair value of our investments in available-for-sale debt securities by approximately $10.6 million.
Any borrowings under the Revolving Credit Facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of September 30, 2025, we had no amounts outstanding under the Revolving Credit Facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
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
Equity Price Risk
We have an investment in a Bitcoin exchange traded fund. The fair value of this investment was $96.4 million as of September 30, 2025. Changes in the fair value of this exchange traded fund are impacted by the volatility of Bitcoin and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the price of the Bitcoin exchange traded fund would decrease the fair value of this investment as of September 30, 2025 by $9.6 million.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see Note 8 “Commitments and Contingencies – Legal Proceedings” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We have experienced rapid growth and we expect to continue to invest broadly across our organization to support our growth. Our revenue was $274.2 million and $198.6 million for the three months ended September 30, 2025 and 2024, respectively, and $749.0 million and $504.9 million for the years ended December 31, 2024 and 2023, respectively. The number of our employees has grown from 1,014 as of December 31, 2022 to 1,831 as of September 30, 2025. Although we have experienced rapid growth historically, we may not sustain our current growth rates, and we cannot assure you that our investments to support our growth will be successful. Even if our revenue continues to increase, we expect our revenue growth rate to decline in the future as our business matures and our platform achieves more widespread adoption. Accordingly, our historical growth makes it difficult to evaluate our business and future prospects and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Overall growth of our revenue will depend on a number of factors, including, but not limited to, our ability to:
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
As we have grown, our number of customers has also increased, and we have increasingly managed more complex deployments of our platform. The rapid growth and expansion of our business places a significant strain on our management, operational, engineering, and financial resources, and rapid development cycles have also created technical debt within our platform. Addressing technical debt requires engineering resources that could otherwise be devoted to new features or enhancements. If we fail to properly manage technical debt, our platform performance may suffer, we may face increased downtime, and our business, operating results, and financial condition could be harmed. Additionally, as we further integrate AI capabilities and expand our product offerings, technical complexity may increase, potentially exacerbating these challenges. To manage any future growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. If we do not manage future growth effectively, our business, operating results, financial condition, and future prospects would be adversely impacted.
If we continue to experience rapid growth, we may not be able to successfully implement or scale improvements to our systems, processes, or controls in an efficient, timely, or cost-effective manner. As we grow, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. For example, we have experienced instances of credential sharing, abuse of our Figma for Education offerings, credit card fraud, and other instances of misuse or fraud on our platform that result in bad debt, chargebacks, or other losses to us. Such incidents may increase as we grow. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, cause difficulty or delays in deploying our platform to new and existing customers, reduce the quality of our platform, customer satisfaction, and demand for our platform, or cause difficulties in introducing new offerings or cause other operational challenges. Any of these difficulties would adversely affect our business, operating results, financial condition, and future prospects.
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
•the impacts on our cost structure, including, but not limited to, any decrease in our gross margins and operating margins associated with AI-related products and features;
•the impact of AI on the software creation industry and more generally within the software industry and on the demand for our platform, products, and services;
•general macroeconomic and political conditions, both domestically and in foreign markets where we operate, including, but not limited to, changes in U.S. federal spending, changes in tariffs or trade restrictions, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, uncertainty with respect to the U.S. federal debt ceiling and budget and the ongoing U.S. federal government shutdown related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
•the impact of natural or man-made global events on our business, including, but not limited to, wars and other geopolitical conflicts;
•market acceptance of our recent changes to our pricing, packaging, and billing models and any further changes in our billing models or those of our competitors;

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
•significant security breaches of, technical difficulties with, or interruptions to the use of our platform, or other cybersecurity incidents;
•extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes, taxes, regulatory fines, or penalties;
•changes in the market value of our investments, including in our marketable securities, in particular as a result of volatility related to our investment in a Bitcoin exchange traded fund or any future investments in alternative asset classes;
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
We have made changes to our pricing, packaging, and billing models in the past, and we expect to make occasional changes to our pricing, packaging, and billing models in the future. For example, in March 2025, we moved away from user-driven upgrades. Prior to March 2025, seat upgrades were driven by users by default. Administrators reviewed these new seats retroactively to provision the seats. In the new model, any seat upgrade needs to be approved by an administrator before the license is provisioned. We also introduced multi-product seats that include additional functionality with each seat and increased the price of our most expensive offering, which is now our Full seat. We made these changes to keep pace with our expanded offerings and features since our platform’s launch and to provide our customers with more visibility and upfront controls. Our new pricing, packaging, and billing models may not accurately reflect the optimal pricing, packaging, and billing models necessary to attract new customers and retain existing customers, which makes it difficult to accurately plan and forecast our operating results. Moreover, over time, we expect to introduce products and services that may be billed differently than on a per seat basis, such as an add-on or pricing with limits on feature usage. We expect this type of billing may be less predictable than subscription-based business models because customers have more flexibility in how they use and pay for products and features, providing us less visibility into the timing of revenue recognition from such arrangements. As a result, the introduction of alternative billing arrangements may impact our business, operating results, and financial condition. The changes to our pricing and packaging plans introduced in March 2025 have made, and any further changes to components of our pricing, packaging, and billing models that we may introduce in the future, may make, forecasting our operating results more difficult and result in comparisons to periods prior to the updates being less meaningful as some of the drivers underlying our business model will have changed.
Further, as AI and its integration into software becomes more prevalent and its use cases become more sophisticated, including with respect to our products and the products of our competitors, there could be a decrease in the number of designers, developers, and other collaborators that use our platform if such individuals are able to significantly increase their efficiency through the use of AI capabilities alongside or instead of our platform. Such a decrease could reduce the number of seats that customers or potential customers subscribe to, which could lead to a loss of revenue, slower growth, and adversely impact our business, operating results, and financial condition. In response to any industry changes resulting from AI, we may need to make further changes to our billing models.
Moreover, as the markets for our products and services mature, as we continue to add additional offerings to our platform, and as competitors introduce new products and services that compete with ours, we may be unable to attract new customers and retain existing customers at the same price or based on the same billing models as we have used historically. We may from time to time decide to make further changes to our billing models due to a variety of reasons, including, but not limited to, changes to the markets for our products and services, increased use of AI in the software industry generally, increased implementation and use of AI features in our products, pricing pressures, and the introduction of new products and services by competitors. Changes to the components of our billing models, including the changes to our pricing and packaging plans introduced in March 2025 and any further changes that we make in the future, may, among other things, result in customer dissatisfaction, lead to a loss of customers, and negatively impact our business, operating results, and financial condition. Moreover, our ability to increase or maintain our prices may be constrained by competitive dynamics, customer expectations or pressure to provide discounts, or economic conditions. If we are unable to increase prices to offset rising costs, or if price increases significantly reduce customer demand, our business, operating results, and financial condition could be negatively impacted.
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
Our customer retention may decline or fluctuate as a result of various factors, including, but not limited to, their satisfaction with our platform, products, and services and satisfaction with those offered by competitors, our pricing, packaging, and billing models and changes to such models including our recent and any future pricing changes, and the effects of general economic conditions and uncertainty in financial markets.
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
Other factors, many of which are out of our control, may now or in the future impact our ability to retain existing customers, attract new customers, and expand usage of our platform by such customers in a cost-effective manner, including, but not limited to:
•potential customers’ commitments to other existing products or services or greater familiarity or comfort with other products or services;
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
•general macroeconomic and political conditions, both domestically and in foreign markets where we operate, including, but not limited to, changes in U.S. federal spending, changes in tariffs or trade restrictions, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, uncertainty with respect to the U.S. federal debt ceiling and budget and the ongoing U.S. federal government shutdown related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
•changes in user, customer, or market needs or preferences;
•the effectiveness and cost-effectiveness of our customer service and support efforts;
•our product pricing strategies, including any pressure to change our product pricing strategies as a result of competition;
•the timing and success of new offerings introduced by us or our competitors or any other change in the competitive landscape of our industry, including, but not limited to, consolidation among our competitors or customers and strategic partnerships entered into by or between our competitors;
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
Already, certain existing legal regimes, for example, relating to data privacy, regulate certain aspects of AI technologies, and new laws regulating AI technologies have recently entered into force in the United States and the European Economic Area (the “EEA”). U.S. legislation related to AI technologies has been introduced at the federal level and has passed at the state level. For example, California enacted seventeen new laws in 2024 that regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, and commercialize AI technologies in the future.
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

In addition to our strategic investments, we maintain a portfolio of marketable equity and debt securities. From time to time, we have also invested excess cash reserves in alternative assets, such as a Bitcoin exchange traded fund, and may do so in the future. The investments in our portfolio are subject to our corporate investment policy, which focuses on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our corporate investment policy and subject to market conditions. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities and other assets in our investment portfolio, volatility, and other factors, including unexpected or unprecedented events. As a result, we may experience a decline in value or loss of liquidity of our investments, which could materially and adversely affect our business, operating results, and financial condition.
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
The imposition of tariffs, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, financial condition, and stock price, including as a result of any impact on our customers that may reduce demand for our platform, products, and services. For example, the United States has announced or implemented tariffs, certain of which have been temporarily suspended or delayed, on imported goods from most countries and select countries have announced retaliatory tariffs in response, contributing to volatility in the markets. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business.
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
Techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to fully anticipate these techniques or to implement adequate preventative measures. Further, state-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts which have increased the risk of cyberattacks on various types of infrastructure and operations. Bad actors are also utilizing AI-based tools, including generative AI-based tools, to execute attacks, circumvent security controls, evade detection, and remove forensic evidence, creating unprecedented cybersecurity challenges. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential or personal data, or business. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with worker fraud, including through the use of a stolen or forged identity to gain employment, managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal data, our reputation and operating performance may suffer. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations and processes, and penalties that could damage our reputation and adversely impact our business, operating results, and financial condition.
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
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with our customers’ existing technology, including other third-party technologies that our customers use in their businesses. Our customers, or the third parties whose products and services our customers utilize, may change the features of their technologies, restrict our access to their technologies, or alter the terms governing use of their technologies in a manner that makes our platform incompatible with their technologies, which would adversely impact our ability to service our customers. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, products, and services, which would negatively affect adoption of our platform and harm our business. Moreover, we may decide to restrict or limit the ability of third parties to access our platform or application programming interfaces (“APIs”) for various business, privacy, or security reasons, which may negatively impact the functionality of our platform and our brand reputation. If we fail to create or maintain a robust developer ecosystem or otherwise fail to integrate our platform with our customers’ technologies and with third-party technologies that our customers use, we may not be able to offer the functionality that our customers need, which could adversely impact our business, operating results, and financial condition. In addition, customers may require our platform to comply with certain security or other certifications and standards. If we are unable to achieve, or are delayed in achieving, compliance with these certifications and standards, we may be disqualified from selling our platform to such customers, or may otherwise be at a competitive disadvantage, either of which could adversely affect our business, operating results, and financial condition.
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
We may also encounter service interruptions, outages, or disruptions due to issues interfacing with our customers’ information technology systems, including, but not limited to, stack misconfigurations or improper environment scaling, defective updates or upgrades, our customers’ inability to access the internet, the failure of our network or software systems, security breaches, variability in user traffic for our platform, or due to cybersecurity attacks on our or our customers’ information technology systems. For example, if our cloud hosting provider or the hosting provider of any of our third-party technology partners, including AI partners, were to experience interruptions, delays, outages, or other service interruptions, including as a result of customer demand, that may impact our ability to provide service to our customers. We may be required to issue credits or refunds or otherwise be liable to our customers for damages they may incur resulting from certain of these events.
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
We also have in the past and may in the future experience issues with respect to our billing processes as a result of errors in our code or the implementation of our billing logic, user permissioning systems, internal controls, or information technology infrastructure. For example, in February 2023, we became aware of an error in our platform that was erroneously causing certain users to be upgraded from free seats to paid seats whenever they took certain actions on our platform, resulting in the overbilling of impacted customers. Upon discovery, we remediated the error and issued credits to impacted customers. We do not currently have any liabilities accrued on our consolidated balance sheets related to this incident. Although these events have not historically had a material impact on our operating results, any future issues with respect to our billing processes may be substantial and could adversely affect our business, operating results, and financial condition.
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
•government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including, but not limited to, as a result of sudden, unforeseen, and disruptive events such as regional geopolitical conflicts around the world, incidents of terrorism, natural disasters, public health concerns or epidemics, governmental defaults on indebtedness, and governmental shutdowns, including the ongoing U.S. federal government shutdown, which may limit or delay federal governmental spending on our platform and adversely affect our revenue;
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
Restrictive immigration policies or legal or regulatory developments relating to immigration in any of the global markets in which we have employees may also negatively affect our efforts to attract and hire new personnel as well as retain our existing personnel. For example, we have previously had to make changes to the way we attract and hire personnel in certain jurisdictions due to changes to the framework with which employer-sponsored visa applications are assessed in those regions. Our business may be adversely affected if legislative or administrative changes to immigration or visa laws and regulations (including significantly increased fees) impair our hiring processes.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange (“NYSE”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
As a public company, we incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. Such additional compliance costs will continue to increase our legal, accounting, and financial compliance costs, make certain activities more difficult, time-consuming, and costly, and place significant strain on our management, personnel, systems, and resources. For example, in connection with our IPO, we adopted additional internal controls and disclosure controls and procedures, retained a transfer agent, and adopted an insider trading policy. As a public company, we bear internal and external costs in connection with preparing and distributing periodic public reports in compliance with our obligations under U.S. securities laws.
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
The preparation of financial statements in conformity with the U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, equity, stock-based compensation, the fair value of our Class A common stock prior to our IPO, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to, stock-based compensation, including the estimation of the underlying fair value of common stock and the estimation of the fair value of market-based awards. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, potentially resulting in a decline in the market price of our Class A common stock.
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
In June 2025, we entered into the Revolving Credit Agreement to fund working capital and general corporate purpose expenditures. The Revolving Credit Agreement provides for the Revolving Credit Facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit, and provides us with a right to increase the Revolving Credit Facility and/or add one or more tranches of term loans or to increase the amount of any existing term loans. In July 2025, we drew $330.5 million on the Revolving Credit Facility in order to pay tax withholding and remittance obligations associated with the net settlement of restricted stock units (“RSUs”) in connection with our IPO, and we used a portion of the net proceeds from our IPO to repay such indebtedness. The Revolving Credit Facility contains a financial covenant requiring that Liquidity (defined as unrestricted cash and cash equivalents, plus the undrawn revolver commitments) is not less than $100.0 million as of the last day of each fiscal quarter. The Revolving Credit Facility contains additional customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, asset dispositions and affiliate transactions, each subject to customary exceptions and baskets, and customary events of default. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets.
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
For example, the U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “TCJA”) significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”), reducing U.S. federal tax rates, making sweeping changes to rules governing international business operations, and imposing significant additional limitations on tax benefits, including the deductibility of interest and the use of net operating loss (“NOL”) carryforwards, and the OBBBA further reformed the Code, including by permanently extending certain expiring provisions of the TCJA, modifying the international tax framework, and restoring the deductibility of domestic research and development expenditures. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. In addition, as part of the Organization for Economic Cooperation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting, 147 jurisdictions have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global revenues above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million. We are still evaluating the impact of the OECD pillar one and pillar two rules as they continue to be refined by the OECD and implemented by various national governments. However, it is possible that the OECD pillar one and pillar two rules, as implemented by various national governments, could adversely affect our effective tax rate or result in higher cash tax liabilities.
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
•the global political, economic, and macroeconomic climate, including, but not limited to, tariffs or trade restrictions, actual or perceived instability in the financial industry, uncertainty with respect to the U.S. federal debt ceiling and budget and the ongoing U.S. federal government shutdown related thereto, labor shortages, supply chain disruptions, potential recession, inflation, and interest rate volatility;
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
As of September 30, 2025, Mr. Field and Evan Wallace, our other co-founder, collectively held substantially all of the issued and outstanding shares of our Class B common stock. Moreover, pursuant to an irrevocable proxy granted by Mr. Wallace and the Wu-Wallace Family Trust (the “Wallace Proxy”), an affiliate of Mr. Wallace, to Mr. Field, Mr. Field has the complete and unlimited authority to act, in his sole discretion, on their behalf, to vote any number of shares of our capital stock, owned or beneficially held by them at any time and from time to time (the “Wallace Proxy Shares”) on all matters submitted to a vote of stockholders at a meeting of stockholders or through the solicitation of a written consent of stockholders and for any contractual voting rights that may be applicable to the Wallace Proxy Shares.

As of September 30, 2025, Mr. Field held approximately 73.3% of the voting power of our outstanding capital stock, including 24.9% of the voting power subject to the Wallace Proxy, which voting power may increase over time upon the exercise or settlement of equity awards held by Mr. Field. As a result, Mr. Field is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Field may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. In addition, we and Mr. Field are party to a Nominating Agreement under which we and Mr. Field are required to take certain actions to include Mr. Field in the slate of nominees nominated by our Board of Directors for the applicable class of directors (or the full Board of Directors, if the Board of Directors is not classified at such time), include him in our proxy statement, cause our Board of Directors, subject to their fiduciary duties, to recommend in favor of Mr. Field’s election or re-election to our Board of Directors and solicit proxies or consents in favor of electing Mr. Field to our Board of Directors.
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
Upon the expiration of the IPO Lock-Up Period and Extended Lock-Up Period, each as defined and described further below, all of the shares of our Class A common stock will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (“Securities Act”), except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (including any shares that were purchased by any of our affiliates in our IPO), will only be able to be sold in compliance with Rule 144 under the Securities Act.
In connection with our IPO, all of our directors and executive officers, the selling stockholders in our IPO, and certain other holders agreed not to, among other things, offer, pledge, sell, contract to sell, or otherwise dispose of interests in, directly or indirectly, any shares of our common stock, subject to certain exceptions, without the prior written consent of Morgan Stanley & Co. LLC (“Morgan Stanley”) and Goldman Sachs & Co. LLC (“Goldman Sachs”), on behalf of the underwriters in our IPO, during the period ending on the earlier of (i) the commencement of trading on the second trading day after the date that we publicly announce earnings for the three months ended September 30, 2025, and (ii) 180 days after July 30, 2025, which is the date of the Final Prospectus (such period, the “IPO Lock-Up Period”). We expect these restrictions to lapse upon the commencement of trading on November 7, 2025.
Certain additional holders of our outstanding common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our common stock are subject to the market standoff provisions in our amended and restated investors’ rights agreement, dated May 15, 2024, pursuant to which such holders agreed to not offer, pledge, sell, contract to sell, or otherwise dispose of interests in, directly or indirectly, any shares of our common stock following our IPO, provided that such shares would be released from such restrictions to the extent such shares would be entitled to release under the form of lock-up agreement with the underwriters entered into by our directors and executive officers, the selling stockholders in our IPO, and certain other holders of our securities as described herein. We also expect these restrictions to lapse upon the commencement of trading on November 7, 2025.
In addition to the lock-up and market stand-off provisions described above, on August 30, 2025, we entered into an extended lock-up agreement (the “Extended Lock-Up Agreement”) with holders of approximately 54.1% of our outstanding shares of Class A common stock as of August 30, 2025 (such holders, the “Extended Lock-Up Holders”), pursuant to which the Extended Lock-Up Holders have agreed that, without our prior written consent, they will not, during the period commencing on the date of such Extended Lock-up Agreement and ending on August 31, 2026 or such other earlier date as described below (such period, the “Extended Lock-Up Period”): (a) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities directly or indirectly convertible into or exercisable or exchangeable for our common stock; (b) enter into any swap, hedging transaction, or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock, whether any such transaction described above is to be settled by delivery of our common stock or such other securities convertible into or exercisable or exchangeable for our common stock, in cash or otherwise; (c) publicly disclose the intention to take any of the actions restricted by clause (a) or (b); or (d) make any demand for, or exercise any right with respect to, the registration of any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, in each case, subject to certain exceptions.
Notwithstanding the foregoing,
(a)    we expect 17.5% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 38.9 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-up Holders beginning at the commencement of trading on November 7, 2025;
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
When the IPO Lock-Up Period expires, which we expect to occur upon the commencement of trading on November 7, 2025, we and those of our security holders that are subject to a lock-up agreement or market stand-off agreement, other than the Extended Lock-Up Holders, will be able to sell our shares in the public market. In addition, Morgan Stanley and Goldman Sachs may release all or some portion of the shares subject to lock-up agreements prior to the expiration of the IPO Lock-Up Period. Furthermore, when the Extended Lock-Up Period expires, the Extended Lock-Up Holders will be able to sell our shares in the public market, subject to compliance with Rule 144 under the Securities Act. In addition, we may release all or some portion of the shares subject to the Extended Lock Up Agreement prior to the expiration of the Extended Lock-Up Period at any time. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price of Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
We currently generally use a sell-to-cover settlement method to satisfy tax withholding and remittance obligations associated with the vesting and settlement of RSUs held by our employees, under which shares of our Class A common stock are sold into the market on behalf of our employees to cover the associated tax withholding obligations. Such sales will cause dilution to our stockholders and could increase the volatility of the trading price of our Class A common stock. To the extent that in the future we net settle all or a portion of the shares underlying outstanding RSUs, including, but not limited to, shares subject to the 2025 CEO Service Award and 2025 CEO Stock Price Award, we could expend significant funds to satisfy the associated tax withholding obligations.
In addition, we have determined that the public market capitalization based vesting conditions with respect to the 2021 CEO Market Award were achieved during the three months ended September 30, 2025. As a result, the 2021 CEO Market Award is expected to settle with respect to 50% of the RSUs underlying the award on November 17, 2025. The remaining 50% of the RSUs underlying the 2021 CEO Market Award is expected to settle on February 17, 2026. Moreover, a portion of the 2025 CEO Service Award is expected to settle in or about July 2026, so long as Mr. Field continues to provide service to us as of such date. In order to satisfy tax withholding and remittance obligations associated with such settlements, shares are expected to be sold into the market in sell-to-cover transactions which could increase the volatility of the trading price of our Class A common stock.
We also determined that the stock price based vesting conditions for a portion of the 2025 CEO Stock Price Award were achieved during the three months ended September 30, 2025. A portion of the 2025 CEO Stock Price Award is expected to settle in or about July 2026, and the remaining portions of the 2025 CEO Stock Price Award and 2025 CEO Service Award will vest and settle from time to time in accordance with the terms of the award, in each case so long as Mr. Field continues to provide service to us as of such date. If all or a portion of such shares are net settled to satisfy tax withholding and remittance obligations associated with such settlement, we could expend significant funds to satisfy the tax withholding obligation. If all or a portion of the shares are sold into the market in sell-to-cover transactions to satisfy tax withholding and remittance obligations associated with such settlement, such sales will dilute our stockholders and could increase the volatility of the trading price of our Class A common stock.
As of September 30, 2025, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 21,288,261 shares of Class A common stock and 50,320,844 shares of Class A common stock, respectively. In addition, as of September 30, 2025, we had RSUs outstanding that, if fully vested and settled, would result in the issuance of 40,210,338 shares of Class B common stock. All of the shares of Class A common stock issuable upon the exercise or settlement of stock options or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to applicable existing lock-up or market standoff agreements and applicable vesting requirements.
Certain holders of our Class A common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock or to include such shares in registration statements that we may file for us or other stockholders.
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
In the event of a natural disaster, including, but not limited to, a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Climate change could result in an increase in the frequency or severity of such natural disasters. Moreover, any of our office locations may be vulnerable to the adverse effects of climate change. For example, our corporate headquarters are located in California, a state that frequently experiences earthquakes, wildfires, and resultant air quality impacts and power shutoffs associated with wildfire prevention, heatwaves, and droughts. These events can, in turn, have impacts on inflation risk, food security, water security, and on our employees’ health and well-being. Additionally, all the aforementioned risks will be further increased if we do not implement and maintain an effective disaster recovery plan or our partners’ or customers’ disaster recovery plans prove to be inadequate.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Equity Securities
From July 1, 2025 through September 30, 2025, we issued and sold to our employees, consultants, and other services providers an aggregate of 1,687,337 unregistered shares of Class A common stock upon the exercise of stock options under our 2012 Equity Incentive Plan (the “2012 Plan”). From July 1, 2025 through September 30, 2025, we granted an aggregate of 9,008,492 RSUs under the 2012 Plan, which may vest and be settled for an equal number of shares of our Class A common stock.
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
(b) Use of Initial Public Offering Proceeds
On July 30, 2025, our registration statement on Form S-1 (File No 333-288451) relating to our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in the Final Prospectus and our other periodic reports previously filed with the SEC.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended September 30, 2025, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 4, 2025, Dylan Field, our Co-Founder, President, Chief Executive Officer, and Chair of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Field Diversification Plan”) providing for the potential sale of up to (i) 2,000,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by Mr. Field, (ii) 500,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by an investment entity, which is associated with Mr. Field, and (iii) 567,662 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock directly held by a grantor annuity trust of which Mr. Field is a trustee. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Field Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Field Diversification Plan as of the date of the applicable order. The duration of the Field Diversification Plan is until the earlier of November 30, 2026, the completion of all transactions subject to the Field Diversification Plan, or the occurrence of certain other events set forth therein. On August 6, 2025, Mr. Field also entered into a sell-to-cover instruction intended to satisfy the affirmative defense of Rule 10b5-1(c) for sales of only such number of shares of our Class A common stock as is necessary to satisfy the applicable tax withholding obligations arising from the vesting of RSUs granted to Mr. Field. The total number of shares of our Class A common stock that may be sold pursuant to the sell-to-cover instruction is not yet determinable. The instruction will remain in effect through our first open trading window following the termination of the trading plan by its terms or expiration.
On August 5, 2025, Praveer Melwani, our Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Melwani Diversification Plan”) providing for (i) the potential sale of up to 565,326 shares of our Class A common stock held directly by Mr. Melwani, (ii) the potential sale of an undeterminable number of shares of our Class A common stock necessary to cover the exercise price and taxes associated with the potential exercise of up to 395,478 shares of our Class A common stock held directly by Mr. Melwani, with such shares acquired upon the option exercise (net of the shares sold to cover the exercise price and taxes) to be held and not sold under the Melwani Diversification Plan, and (iii) the potential sale of up to 112,500 shares of our Class A common stock held by APM33, LLC, which is associated with Mr. Melwani. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Melwani Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Melwani Diversification Plan as of the date of the applicable order. The actual number of shares that will be sold under the Melwani Diversification Plan will be reduced by the number of shares sold to satisfy tax withholding obligations incurred upon the vesting of equity awards subject to the Melwani Diversification Plan. The number of Class A common stock to be sold to satisfy the tax withholding obligations is not known at this time. The duration of the Melwani Diversification Plan is until the earlier of November 20, 2026, the completion of all transactions subject to Melwani Diversification Plan, or the occurrence of certain other events set forth therein.
On August 5, 2025, Brendan Mulligan, our General Counsel and Secretary, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Mulligan Diversification Plan”) providing for the potential sale of up to 308,998 shares of our Class A common stock held directly by Mr. Mulligan. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Mulligan Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Mulligan Diversification Plan as of the date of the applicable order. The actual number of shares that will be sold under the Mulligan Diversification Plan will be reduced by the number of shares sold to satisfy tax withholding obligations incurred upon the vesting of equity awards subject to the Mulligan Diversification Plan. The number of Class A common stock to be sold to satisfy the tax withholding obligations is not known at this time. The duration of the Mulligan Diversification Plan is until the earlier of August 21, 2026, the completion of all transactions subject to the Mulligan Diversification Plan, or the occurrence of certain other events set forth therein.
On August 5, 2025, Tyler Herb, our Chief Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Herb Diversification Plan”) providing for the potential sale of up to (i) 91,111 shares of our Class A common stock held directly by Mr. Herb and (ii) a number of shares of our Class A common stock that Mr. Herb may purchase under our 2025 ESPP during the term of the Herb Diversification Plan, which cannot be determined at this time as the purchase price for such shares will be determined at the end of the applicable purchase periods of our 2025 ESPP. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Herb Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Herb Diversification Plan as of the date of the applicable order. The actual number of shares that will be sold under the Herb Diversification Plan will be reduced by the number of shares sold to satisfy tax withholding obligations incurred upon the vesting of equity awards subject to the Herb Diversification Plan. The number of Class A common stock to be sold to satisfy the tax withholding obligations and pursuant to our 2025 ESPP is not known at this time. The duration of the Herb Diversification Plan is until the earlier of August 20, 2026, the completion of all transactions subject to the Herb Diversification Plan, or the occurrence of certain other events set forth therein.
On August 6, 2025, Kristopher Rasmussen, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Rasmussen Diversification Plan”) providing for the potential sale of up to 3,180,204 shares of our Class A common stock held directly by Mr. Rasmussen. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Rasmussen Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Rasmussen Diversification Plan as of the date of the applicable order. The actual number of shares that will be sold under the Rasmussen Diversification Plan will be reduced by the number of shares sold to satisfy tax withholding obligations incurred upon the vesting of equity awards subject to the Rasmussen Diversification Plan. The number of Class A common stock to be sold to satisfy the tax withholding obligations is not known at this time. The duration of the Rasmussen Diversification Plan is until the earlier of August 21, 2026, the completion of all transactions subject to the Rasmussen Diversification Plan, or the occurrence of certain other events set forth therein.
On August 6, 2025, Shaunt Voskanian, our Chief Revenue Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Voskanian Diversification Plan”) providing for (i) the potential sale of an undeterminable number of shares of our Class A common stock necessary to cover the exercise price and taxes associated with the potential exercise of up to 417,795 shares of our Class A common stock held directly by Mr. Voskanian, with such shares acquired upon the option exercise (net of the shares sold to cover the exercise price and taxes) to be held and not sold under the Voskanian Diversification Plan, and (ii) the potential sale of up to 490,850 shares of our Class A common stock held directly by Mr. Voskanian. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Voskanian Diversification

Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Voskanian Diversification Plan as of the date of the applicable order. The actual number of shares that will be sold under the Voskanian Diversification Plan will be reduced by the number of shares sold to satisfy tax withholding obligations incurred upon the vesting of equity awards subject to the Voskanian Diversification Plan. The number of Class A common stock to be sold to satisfy the tax withholding obligations is not known at this time. The duration of the Voskanian Diversification Plan is until the earlier of August 28, 2026, the completion of all transactions subject to the Voskanian Diversification Plan, or the occurrence of certain other events set forth therein.
On September 11, 2025, Lynn Vojvodich Radakovich, a member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Vojvodich Radakovich Diversification Plan”) providing for the potential sale of up to 211,741 shares of our Class A common stock held directly by Ms. Vojvodich Radakovich. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Vojvodich Radakovich Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Vojvodich Radakovich Diversification Plan as of the date of the applicable order. The duration of the Vojvodich Radakovich Diversification Plan is until the earlier of September 18, 2026, the completion of all transactions subject to the Vojvodich Radakovich Diversification Plan, or the occurrence of certain other events set forth therein.
ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Figma, Inc.	S-8	333-289901	3.1	August 27, 2025
3.2	Amended and Restated Bylaws of Figma, Inc.	S-8	333-289901	3.2	August 27, 2025
4.1	Form of Class A Common Stock certificate of Figma, Inc.	S-1/A	333-288451	4.1	July 21, 2025
4.2	Amended and Restated Investors’ Rights Agreement among Figma, Inc. and certain holders of its capital stock.	S-1	333-288451	4.2	July 1, 2025
4.3	Common Stock Warrant, dated November 20, 2018, by and between Figma, Inc. and Silicon Valley Bank.	S-1	333-288451	4.3	July 1, 2025
10.1#	Form of Indemnification Agreement between Figma, Inc. and each of its directors and executive officers.	S-1	333-288451	10.1	July 1, 2025
10.2#	Figma, Inc. 2025 Equity Incentive Plan and related form agreements.					X
10.3#	Figma, Inc. 2025 Employee Stock Purchase Plan and related form agreements.	S-1	333-288451	10.5	July 1, 2025
10.4#	Non-Employee Director Compensation Policy.	S-1	333-288451	10.6	July 1, 2025
10.5#	Offer Letter between Dylan Field and Figma, Inc., dated July 20, 2025.	S-1/A	333-288451	10.7	July 21, 2025
10.6#	Offer Letter between Praveer Melwani and Figma, Inc., dated July 20, 2025.	S-1/A	333-288451	10.8	July 21, 2025

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.7#	Offer Letter between Shaunt Voskanian and Figma, Inc., dated July 20, 2025.	S-1/A	333-288451	10.9	July 21, 2025
10.8#	Form of Change of Control and Severance Agreement between Figma, Inc. and each of its named executive officers.	S-1	333-288451	10.11	July 1, 2025
10.9#	Nominating Agreement between Dylan Field and Figma, Inc., dated July 30, 2025.	10-Q	001-42761	10.11	September 3, 2025
10.10#	Offer Letter between Michel Krieger and Figma, Inc., dated July 18, 2025.	S-1/A	333-288451	10.16	July 21, 2025
10.11#	Offer Letter between Luis von Ahn and Figma, Inc., dated July 18, 2025.	S-1/A	333-288451	10.17	July 21, 2025
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

FIGMA, INC.

Date: November 5, 2025	By:	/s/ Dylan Field
Dylan Field
Chief Executive Officer and President

Date: November 5, 2025	By:	/s/ Praveer Melwani
Praveer Melwani
Chief Financial Officer

Date: November 5, 2025	By:	/s/ Tyler Herb
Tyler Herb
Chief Accounting Officer