Form 10-K
period 2025-12-31
Figma, Inc.
filed 2026-02-18
CIK 1579878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from ________ to ________
Commission File Number 001-42761

FIGMA, INC.
(Exact name of registrant as specified in its charter)

Delaware		46-2843087
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

760 Market Street, Floor 10 San Francisco, California		94102
(Address of principal executive offices)		(Zip Code)
(415) 890-5404
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001	FIG	The New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on the New York Stock Exchange on July 31, 2025.
As of February 13, 2026, the registrant had outstanding 441,125,332 shares of Class A common stock, 80,590,776 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.00001.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” “aspire,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our expectations regarding changes in our pricing, packaging, or billing models;
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
•general economic conditions in the United States and globally, including the effects of the imposition of trade barriers, tariffs, and other protectionist measures, geopolitical instability, warfare, and uncertainty, including the effects of geopolitical conflicts, inflation, interest rates, changes in investment and spending environments, actual or perceived global banking and finance related issues, and foreign currency exchange rates;
•our ability to operate and grow our business in light of macroeconomic uncertainty;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
We caution you that the foregoing list may not contain all of the forward-looking statements contained in this Annual Report on Form 10-K.
We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, uncertainties, and assumptions that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements herein.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or to changes in our expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements do not reflect the potential impact of any future acquisitions, restructurings, mergers, dispositions, joint ventures, partnerships, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
Unless otherwise indicated, the terms “Figma,” the “Company,” “we,” “us,” and “our” refer to Figma, Inc. and our subsidiaries.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties included in the section titled “Risk Factors” contained within this Annual Report on Form 10-K.
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
•Over time, we expect to introduce products, features, and services, or otherwise implement pricing and packaging models, that are billed differently than on a per-seat subscription basis, which could adversely affect our business, operating results, financial condition, and future prospects.
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

PART I.
ITEM 1. BUSINESS
Overview
Figma is where teams come together to turn ideas into the world’s best digital products and experiences.
Every day, billions of people around the world use apps, websites, and other digital experiences that are made in Figma. Behind each of these products is a team responsible for bringing them to life. In Figma, designers work alongside developers, product managers (“PMs”), researchers, marketers, writers, and other non-designers who, in the three months ended December 31, 2025, made up approximately two-thirds of our monthly active users.1 Together, they share and explore ideas, align on a vision, visualize concepts, and translate them into coded products — all on a single, connected, AI-powered platform that collaborators around the world can access with a URL.
Our focus on the entire lifecycle of software creation reflects our ability to rapidly bring new products onto Figma’s platform and our belief that design spans beyond a single step or role. We take this expansive view because design is more than how something looks, or even feels; design is also how something works — and in today’s increasingly digital-first world, how brands and companies win.
As AI makes software much easier to create, and as organizations across industries and geographies continue to invest heavily in digital transformation, better-designed digital products and experiences have become even more critical to a company’s success. Design is what attracts and wins user loyalty, especially as digital interfaces become the primary way businesses engage with their customers.
Millions of people use Figma every week, often for hours a day. And as more users have come to our platform, we have expanded to serve the many roles and steps involved in going from an idea to a product in a user’s hands. We are quickly becoming a system of record for design and product development at a time when software is growing exponentially.
The product development process in Figma
Our focus is on helping teams turn ideas into digital products. We started out as a relatively small part of this process, but over time we have launched and monetized new products that help teams go from idea to product, all in one place.
While Figma’s more open and collaborative way of working transformed how products get built, AI has accelerated the process of going from idea to product even further by helping users of all skill levels explore and iterate on ideas more quickly and automate rote, repetitive tasks. We have embedded AI deeply across the Figma platform through products like Figma Make, which lets anyone turn simple text prompts or existing Figma designs into workable prototypes or even full web apps, and features that bring the power of prompting and editing with AI directly to the Figma canvas.
1     We define monthly active users as the number of unique users that access at least one of our products during a given month. A Paid Customer (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” contained within this Annual Report on Form 10-K) typically includes multiple unique users. When reporting monthly active users during a quarter or other period of time, we report the number of monthly active users during the month with the highest number of active users during such period.

FigJam and Figma Slides
Figma is a connected platform where teams can ideate, explore, and align on decisions together. FigJam and Figma Slides are products we have built to facilitate these activities.
FigJam is our product tailored for ideation, brainstorming, and rapid communication of ideas. Designed for users of all skill levels, FigJam makes everything from personal projects to solo ideation to team meetings more engaging and fun. This is made possible by facilitation features like timers and voting, but also fun features that give participants more ways to express themselves, like ephemeral emoji reactions, a photo booth that lets you take a quick selfie, or the ability to give high-fives. We also offer rich diagramming capabilities to make it easy to convey more abstract ideas through user journeys or technical diagrams for engineering. In FigJam, users can also use AI to generate templates for group brainstorms and summarize meeting notes in seconds.
Figma Slides helps teams collaboratively make compelling, engaging presentations that drive and maintain alignment. What makes this product especially effective for product teams is the way it marries Figma’s powerful design features — such as the ability to embed prototypes, create high-fidelity animations, or make detailed edits to mock-ups directly in a slide — with strong real-time collaboration capabilities like seamless multiplayer editing and audience voting.
Often, these products are used side-by-side — what starts in a brainstorm in FigJam can lead to a pitch deck in Figma Slides. We’ve built AI features that automate and ease this transition from users, from summarizing stickies to generating presentations from FigJam boards.
Figma Design and Figma Draw
As ideas become more concrete and teams align on a path forward, they move toward visualizing these ideas at a higher fidelity. Often, they create mock-ups to explore directions more deeply, or build realistic prototypes to validate designs. Figma Design is where much of this work happens.
Designers at this stage want the freedom to rapidly explore concepts and express their ideas fully without being constrained by the tools they’re using. This is why Figma Design offers a wide range of features that make it possible to visualize ideas with high fidelity, including typography features or vector editing capabilities that add texture and dimension to designs. In some cases, designers want to make more detailed, finer edits to key assets in their design, like icons and product illustrations. For these users, we’ve created Figma Draw, which is a dedicated space for vector editing within Figma Design.
To facilitate rapid exploration and iteration at this stage, these tools have a strong focus on ergonomics and efficiency. Our AI features are examples of this. In Figma Design, our AI features allow users to prompt and edit with AI directly in the canvas, rename layers in their design, or fill mock-ups with realistic content to more closely resemble the final product that ends up in users’ hands (rather than lorem ipsum, for example). New advanced AI image generation and editing capabilities give users the ability to remove backgrounds, erase elements, or optimize assets for different device sizes or marketing materials directly on the Figma canvas.
As designs begin to solidify, designers also seek to add more structure to the design that better maps to the constraints and requirements of a production environment. Figma Design offers a rich set of “design systems” features in service of this: capabilities that allow teams to define flexible, reusable building blocks that make it easy for anyone to assemble a design without ever starting from scratch. We’ve found that teams are motivated to invest deeply in design systems, as their primary benefit is creating efficiency and consistency at scale. Teams save time by no longer needing to constantly worry about pixel-level details, and design systems help remove translation errors between designers and developers by sharing the same building blocks and language across design and code.

Dev Mode
Once the designs are ready, it’s time to translate them into production-ready code. Dev Mode is our dedicated space for developers where this translation occurs, built to streamline the back and forth between design and engineering and reduce the miscommunication that often happens during this step.
In Dev Mode, developers can inspect the designs to see key details most relevant to them, like special annotations left by designers, documentation about the components used, or what’s changed since they last saw the design.
Importantly, developers can choose to view these designs in the format they understand most: code. Dev Mode generates platform-specific, ready-to-use code from the designs that developers can directly copy; teams can also connect their design systems to their codebase via Code Connect, which helps ensure the code snippets developers see are correct, familiar, and production-ready.
In 2025, we added our own Model Context Protocol (“MCP”) server to Dev Mode, which allows developers to connect an agent in their code editor directly to designs in Figma. Developers can ask the agent to inspect the design and use this context to convert it into working code in their codebase. A traditional design-to-development handoff process often involves a spec or document that can quickly get outdated as teams continue to iterate on designs. One of Dev Mode’s key value propositions is allowing designers, developers, and even agents to work in the very same file while giving each a different view of the work tailored to their respective needs. MCP data can act as a source of truth and structured blueprint for each design component — including styles, tokens, and design intent — to avoid any risk of misalignment or manual misinterpretation when bringing design to production code.
Figma Make
AI is fundamentally transforming the product development process by making it possible for anyone to quickly visualize different concepts, turn an idea into a functional prototype, or in some cases, a working product. Figma Make is our product for this new paradigm.
Instead of going from idea to wireframe to mock-up to prototype iteratively, Figma Make lets users go directly from prompt to working prototype, at which point they can immediately validate an idea and choose to iterate on it, or discard it altogether. What’s created in Figma Make — whether it is a dynamic prototype or web app — can be published to a URL for anyone to use.
While it’s possible for AI to get to working software with a simple prompt, we believe that the most important differentiator is craft — ensuring that the product looks, feels, and works “just right.” We’ve designed Figma Make with many ways to iterate and refine its outputs. Users are free to use the best way to improve the design of their product, whether via further prompting, editing code directly, or through visual manipulation.
We have continued to innovate on Figma Make through features like Make Kits, which gives users the ability to bring their existing design systems and component libraries from Figma Design into Figma Make, and Copy Design, which allows users to copy and paste any design from a Figma Make preview to the design canvas, allowing them to edit, iterate on, and explore different directions side-by-side in a multiplayer environment.
With Figma Make, we believe even more people will be able to create functional, dynamic prototypes and software, as it lowers the floor to let anyone transform their ideas into something that works. At the same time, it raises the ceiling of what’s possible by giving people access to capabilities that weren’t possible in their current tools, whether that’s allowing designers to tap into the power and expressiveness of code, or allowing developers to enjoy the freedom and speed of visual manipulation.
The benefits of combining rapid prototyping with a highly performant and sophisticated design tool give users the best of both worlds: the ability to move quickly while having access to the tools needed to refine the design.

Figma Sites and Payload CMS
Figma Sites allows you to publish a design as a working website, with a URL of your choice, that anyone in the world can access.
Figma Sites includes features that help make designs production-ready for the web, like breakpoints that make websites responsive across different window sizes and devices. It also supports the ability to augment designs with code (via a feature called code layers) to help make more powerful, dynamic experiences, like adding special motion effects or an interactive form, that would otherwise have been impossible to build with just a design tool.
Figma Sites also includes a content management system (“CMS”) that makes it easy for anyone to make changes to the content on a website, like a blog post or the price of an item being sold on the site, without worrying about breaking the underlying code or design. And in 2025, we acquired Payload CMS, Inc. (“Payload”), a leading open-source headless CMS and application framework.
While Figma Sites CMS is suited for marketers and designers who need to update website content, Payload brings a level of fidelity that developers love: a powerful, customizable backend for building scalable websites and apps, paired with an intuitive admin panel for editors. Payload offers a level of flexibility and extensibility that goes beyond traditional CMSs, giving developers full control over data models, APIs, and workflows — while still providing non-technical teams a safe, structured interface to manage content at scale. Similar to Sites, Payload is being integrated into Figma’s platform –– together with Payload-specific infrastructure –– to support the deployment, operation, and governance of content and applications, and to enable deeper integration across Figma’s products.
Figma Buzz
Once a product has been shipped to production, the last step is to actually promote it, to ensure existing and prospective users are aware of the value of what’s launched. This is where Figma Buzz comes in — a tool that makes it easy to create on-brand marketing collateral, like social media assets, digital ads, and more.
Similar to Figma Slides and FigJam, Figma Buzz is designed for users of any skill level. Figma Buzz makes it easy to take a template and edit its contents, or create assets in bulk from templates (e.g., for multiple locales or different social media platforms). The product simplifies the collaboration between a brand designer and a marketer. Designers are able to access the more sophisticated tools necessary to set up a beautiful template, while marketers can make edits to the simpler view of the content without worrying about “messing up” the design. In addition to these template capabilities, Figma Buzz has a slew of other features that marketers may need, like AI features to edit text and images, or easy ways to generate hundreds of assets from data in a spreadsheet.
Figma Weave
While AI has made it easier for anyone to take their ideas further, we believe the first prompt is the creative starting point rather than the final destination, and that the combination of human craft alongside AI generation unlocks more expression and a bolder point of view. In 2025, we announced the acquisition of Weavy Inc. (“Weavy”), which joined our company and platform as Figma Weave, to pursue this vision.
Figma Weave brings the world’s leading AI models together with professional editing tools on a single, browser-based canvas. With Figma Weave, users can choose the model they want for a task (e.g., Seedance, Sora, and Veo for cinematic video; Flux and Ideogram for realism; and Nano-Banana or Seedream for precision) and compose powerful primitives using generative AI outputs and hands-on edits (e.g., adjusting lighting, masking an object, color grading a shot). The end result is a flexible media pipeline where every output feeds the next.
This node-based approach gives users a new level of craft and control: AI-generated outputs can be branched, remixed, and refined, combining creative exploration with precision and craft in the canvas. Figma Weave broadens the set of creative professionals who can work natively in Figma and creates new opportunities to integrate AI-native media generation and editing across our platform.
An integrated design and product development platform
These products come together to serve more parts of the software development lifecycle and truly push something from an idea all the way to a final product. With these products, Figma has become a design and product development platform that houses everything from the initial brainstorm to the pitch deck to the design spec to the final implementation.
Underlying each of our products is the same DNA that makes them uniquely Figma:
•Multiplayer: Figma is built for the browser with the power of WebGL to allow our users to engage in real-time collaboration and seamless sharing as team members work simultaneously in the same document.
•AI-powered: The AI capabilities built into our platform range from automating rote tasks to unlocking new superpowers. We currently rely on off-the-shelf foundational models, and as these models improve, our AI features and products become more powerful. While we primarily rely on off-the-shelf foundational models, we expect developments of our own models to accelerate over time as we continue to make investments in AI.
•Interoperability: In Figma, content moves fluidly between products and modes, or for different personas to have views of the same content that are tailored to their needs and roles.
•Extensibility: Our community has also contributed to the expansion of Figma’s platform in ways that increasingly position us at the center of design and product development workflows. We allow our users to leverage our application programming interfaces and plugin architecture to customize their experience to their specific needs, like connecting designs to their own tools, databases, and codebases.
While our primary focus will remain on product teams building software, we believe we have the ingredients needed to explore adjacencies over time.
Our Business Model
Our subscription model is designed to meet the diverse and evolving needs of our growing community and customer base. As of December 31, 2025, access to Figma is sold as an annual or monthly subscription, per seat. Everyone from independent freelancers to entire product teams at Fortune 500 companies design and build products and digital experiences in Figma. We offer different seats and plans tailored to the specific security, product, and administrative needs of different users, organizations, and industries.
To meet our users where they are, we offer a variety of ways to try, use, and purchase Figma.
•We have an automated and highly efficient self-service option, available through Figma.com. To support our self-serve offering, our marketing team utilizes organic and paid channels to drive awareness and usage of all of our products.
•We have a direct sales process through which we partner with customers to set up new accounts, upgrade customers across plans, and expand existing accounts.

Plans
Our plans range from a more limited free offering to more advanced plans built in partnership with our customers that meet the specific needs of the larger organizations using our platform.
•Our Starter plan is free and is designed for working on personal projects. It provides an easy way for new users to try our design and collaboration tools.
•Our Professional plan is designed for individuals and small teams. It provides access to unlimited files and projects, as well as design libraries for a single team.
•Our Organization plan is designed for businesses with multiple teams. The functionality on this plan allows everyone to collaborate in one Figma workspace while keeping everything safe and secure with centralized admin and security features.
•Our Enterprise plan is designed for businesses managing multiple products or brands. This plan provides custom team workspaces, automated design system management, and enterprise-level controls and compliance.
Seats
Rather than a one-size-fits all approach, we offer different seats tailored to specific user needs and workflows. At the same time, we also see roles continuing to blur as the product-development process keeps evolving.
•The Viewer seat allows users to view files and leave comments for free.
•The Collab seat gives access to FigJam and Figma Slides.
•The Content seat gives access to Figma Buzz, Figma Sites CMS, FigJam, and Figma Slides.2
•The Dev seat gives access to Dev Mode, in addition to Figma Buzz, Figma Sites CMS, FigJam, and Figma Slides.
•The Full seat gives access to all of Figma Design, Figma Draw, Figma Make, Dev Mode, Figma Buzz, Figma Sites, FigJam, and Figma Slides.3
AI Credits
In 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we intend to begin enforcing AI credit limits and start rolling out the ability for customers to purchase an additional AI credit subscription or opt into a pay-as-you-go AI credit plan based on their needs.
Our Go-To-Market Motion
The combination of Figma’s reputation as a product design leader, the product virality inherent to Figma’s collaborative and browser-based platform, and our integrated marketing efforts have successfully driven awareness and adoption. Over time, many of our users grow with us into larger, managed accounts that often include more seats and more products for users within their organizations.
While our product-led, bottoms-up adoption contributes to our growth, our direct sales motion helps us serve larger customers. Our global sales and marketing teams work hand-in-hand with Figma’s expanding network of
2     The Content seat was announced in May 2025 and is not yet available. Figma Sites CMS is currently in beta and seat access may change once it becomes generally available.
3     Figma Buzz and Figma Sites are currently in beta. Seat access with respect to these products may change once they become generally available.

customer champions to scale our products within organizations and increase adoption across plans. In addition to word-of-mouth, our marketing efforts include a variety of digital and in-person channels that bring new users to our platform. We support new users in the discovery phase by sharing content across channels like livestreams, YouTube, social media, in-product, and by email. These resources help new users explore and understand the capabilities of our products. Broader partnerships and integrations, including the Figma app in both ChatGPT and Claude, also help us reach and bring new types of users to our platform.
Our integrated sales motion is collaborative by design, bringing both customer champions and Figmates with deep product expertise into the conversation. Our sales team works closely with solutions consultants, who understand how Figma’s products map to specific customer needs, and designer and developer advocates with deep technical understanding of our products and close ties to the communities we serve.
We believe exceptional customer support is core to a great product experience. This is why we have built a global support function that provides customer assistance in multiple languages for all paid users. Our customer support associates also use the latest in AI to solve customer needs quickly and efficiently.
Figma serves a wide array of industries with diverse needs and priorities. Companies across industries, including banking, consumer-packaged goods, energy, manufacturing, and software, use Figma. We have also introduced specific products to meet the needs of some of our most security-conscious customers. In 2024, we introduced our Governance+ add-on, which provides centralized control over organizations’ activity and data, advanced permissioning, and enhanced data governance — answering the requests of our most security-focused customers. Based on feedback from government customers who wanted to build better products for citizens, we embarked on a process to become Federal Risk and Authorization Management Program (“FedRAMP”) authorized, a certification that confirms our product meets the compliance requirements of the U.S. federal government. We received FedRAMP authorization in early 2025.
Figma’s partner ecosystem, which includes product integrations and distribution partnerships, drives further retention and adoption of our platform. Through collaborations with companies like Atlassian, Zoom, Notion, and Linear, and integrations with tools like ChatGPT, GitHub, and Storybook, users are connected to Figma from within their existing workflows. These partnerships generate awareness and cultivate lasting engagement. Certified service partners around the globe also provide training, enablement, and specific project support for customers. Apple provides design resources for its platforms, including iOS, iPadOS, and macOS, natively through Figma’s user interfaces. Other organizations also make their resources available to support design and development for their respective platforms.
From the beginning, Figma’s Professional plan has been free for educators and students through our Figma for Education program. This includes higher education institutions, bootcamps, and workshops. We also make Figma’s Organization plan available for free for K-12 students and educators to help develop the next generation of product builders.
We experience seasonality in billings with our customers, which we expect may become more pronounced as a greater percentage of our business is attributable to larger customers and deals due to the annual budget approval process of larger organizations.
Growth Strategy
We have focused on building a company for the long-term since day one. We will keep investing in our platform across our key growth levers.
•Maintaining our rapid and proven pace of product innovation: Since launching our core product Figma Design in 2015, we have expanded our platform to serve more parts of the product development process with FigJam, Figma Slides, Figma Draw, Figma Make, Dev Mode, Figma Sites, and Figma Buzz. We’ve integrated AI functionality extensively across our platform—from standalone products like Figma Make to native AI features that automate rote, repetitive tasks in FigJam and Figma Design, to our Dev Mode MCP server, which allows developers to bring context from Figma into agentic coding tools—resulting in a more efficient and accurate design-to-code workflow. We have added powerful features and functionality within existing products, and at the same time, have worked to improve the speed, reliability, and overall performance of our underlying infrastructure. We will continue investing significantly in our platform and team so that we can continue to deliver new products and capabilities to customers.
•Converting new and existing users into Paid Customers: Our range of plans offer options for all types of users, including a free Starter plan. We also have a free offering for students and educators. More advanced functionality is available on our paid plans, including features like shared libraries and custom workspaces. These features are designed to meet the specific and complex needs of teams, creating a compelling reason for our free users to convert into paying customers.
•Growing within current customers: We have been able to grow and expand within our existing customer base by introducing new products that meet specific user needs and serve different parts of the product development process. For example, while developers made up a large portion of Figma’s user base since the beginning, we knew that Figma was not fully meeting their needs. In response, we built Dev Mode, which is tailor-made for developer audiences and built with their specific ways of working in mind. Marketers have long used Figma, and we introduced Figma Buzz to allow them to create on-brand assets at scale.
•Extending our platform: We continue to invest in the extensibility of Figma’s platform as a way to create more value for our users. In 2019, we introduced the ability to build plugins in Figma Design that help teams fully connect their workflows, bring in real data, and accelerate their design process. In 2021, we expanded this plugin capability to FigJam, along with the ability to build custom interactive widgets that enable collaborative and interactive experiences, like voting, polls, and on-canvas games. In 2025, we made plugins available for Figma Slides. Our Community resources platform invites Figma users to share and use widgets and plugins that help extend the power and functionality of Figma. And we have a number of product integrations that make users’ workflows more seamless and in line with their needs. In late 2025, we partnered with OpenAI to launch the Figma app in ChatGPT, enabling users to turn conversations into collaborative visual artifacts. We have subsequently expanded the integration to support the creation and editing of visual assets and presentations in our other products, such as FigJam, Figma Buzz, and Figma Slides.
•Expanding our international footprint: Our business has been global from the start and we intend to continue to expand internationally. As of December 31, 2025, our product is currently available in English, Japanese, Spanish, Korean, Brazilian, and Portuguese; we accept five currencies; our website is available in ten languages and our support channels are available in seven languages; and we have 14 offices in 11 countries, with local staff spread across 19 countries and 5 continents. We plan to continue to invest in localizing our products and in our international operations to meet our customers where they are.
•Making strategic acquisitions and investments: We have made numerous acquisitions since Figma’s founding. Our corporate development framework evaluates opportunities from small acqui-hires to scaled product acquisitions. We have a history of integrating our acquisitions to accelerate growth. For example, an acquisition we made in 2021 seeded the team that built Dev Mode. In 2025, our acquisitions included Payload, a leading open-source headless CMS and application framework, and Weavy, now Figma Weave, to help build out image, video, animation, motion design, and VFX media generation and editing capability on the Figma platform. We will build on our track record of integrating teams to accelerate our roadmap and to expand our platform.
We also invest in teams building incredible products through our investment vehicle, Figma Ventures. In addition to supporting great companies, we believe that Figma Ventures helps grow the broader ecosystem and allows us to learn about new tools and ways of working.

Security, Privacy, and Data Protection
We have worked hard to build deep ties and trust with our users, and we invest significant time and resources to protect the privacy and security of our customers’ data.
Security
We devote considerable resources to our security program so that organizations on our platform have confidence in our custodianship of their data. Our security program is regularly audited by qualified independent external auditors against recognized audit standards such as the International Organization for Standardization (“ISO”) 27001, ISO 27701, ISO 27017, and ISO 27018 and System and Organization Controls (“SOC”) 2 Type II, as well as by the organizations on our platform.
Our security program consists of the following:
•organizational security including personnel security, security and privacy training, a team of dedicated security professionals, written policies, procedures, processes, and standards, separation of duties, regular audits, compliance activities, and third-party assessments;
•secure-by-design principles by which we assess the security risk of each software development project according to our secure development lifecycle and create a set of requirements that must be met before the resulting change may be released to production; and
•a public bug bounty program to facilitate responsible disclosure of potential security vulnerabilities identified by external researchers and reward them for their verified findings.
The focus of our security program is to prevent unauthorized access to our data and the data of users and organizations on our platform. Our team of security practitioners, working in partnership with peers across Figma, work to identify and mitigate risks, implement best practices, and continue to evaluate ways to improve. These steps include data encryption in transit and storage, network security, classifying and inventorying data, limiting and authorizing access controls, and multi-factor authentication for access to systems used to provide our platform to customers. We also employ regular system monitoring, logging, and alerting to retain and analyze the security state of our technology infrastructure.
In addition, our security program has achieved several internationally-recognized certifications and industry standard attestation reports of our security controls.
Privacy and Data Protection
The privacy and protection of customer and employee data is important to our platform’s continued growth and success. Privacy is a shared responsibility among all our employees, but we also have a dedicated privacy team that builds and executes on our privacy program, including the management of data protection impact assessments, and periodic privacy and security training for our employees. Our privacy, security, and legal teams work together to conduct product and feature reviews, maintain data inventories, and support data protection and privacy-related requests.
We collect, receive, store, process, share, and transfer personal data from individuals including our employees, customers, and the employees of our customers and third-party vendors including payment card information. We are therefore subject to laws and regulations regarding privacy, data security, and our processing of such data at the federal, state, and local level in the United States, as well as similar laws and regulations in the other jurisdictions where we operate, including in the European Economic Area (the “EEA”) and the United Kingdom (the “UK”).

Our Culture and Employees
The Figma team (we call ourselves Figmates) is a group of builders, makers, and tinkerers with deep connections to our users and a passion for building and shipping. We drive Figma’s culture by embedding our five cultural values into how we work day to day.
1.Build Community: We’re multiplayer people, and we love the weird, wonderful magic that happens when humans connect. We bring people together so they can bring new ideas to life.
2.Love Your Craft: We build for builders, and try to make complex things feel simple. In our products and process, we invest in the details few people see, but everyone feels.
3.Run With It: When we see something that needs doing, we do it. When we have a great idea, we run with it. We tackle big, scary, exciting challenges like Figma’s future depends on it. Because it does.
4.Grow As You Go: Everyone’s a work-in-progress, and we’re here to help each other grow. So along with celebrating our successes, we share the direct feedback we all need to become great at what we do. And we listen to feedback across every touchpoint with users and customers
5.Play: Playing is learning. We embrace spontaneous, unstructured exploration — because that’s where we find our best ideas.
As of December 31, 2025, we had a total of 1,886 Figmates, a substantial majority of whom work in the United States. In addition, we have employees working in Australia, Canada, France, Germany, India, Israel, Japan, Singapore, the UK, and other locations across Europe. To our knowledge, none of our employees are currently represented by a labor union. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We supplement our workforce with contractors and consultants. We have not experienced any work stoppages.
Figma has invested substantial time and resources into building a talented team. Our success is highly dependent on our management and employees, and it is crucial that we continue to attract and retain top talent. To facilitate the attraction and retention of top talent, we strive to make Figma a place where everyone can do their best work, with opportunities for our employees to grow and develop in their careers.
Our Community
We exist to serve anyone designing and building products and digital experiences. Customers of all sizes, spanning industries and geographies, bring their work to life in Figma. We have focused on creating deep ties with our users and customers since day one. Our deep community focus has helped fuel the creation of many Friends of Figma chapters across the world — from Lagos to Los Angeles. Together, they share and collaborate on work, either in person or virtually on Figma’s Community resources platform. Config — our annual conference that started in 2020 — brings thousands of designers, developers, and product teams together in San Francisco to meet, learn, and get inspired. Our always-on programming, like product livestreams, community meetups, and our leadership collective events, engage a broad range of customers from students to executive leaders. And our lively product forums, social channels, and hundreds of Friends of Figma chapters around the world create active dialogue around our products and provide a peer network for support.
Competition
Our industry is growing, highly competitive, and rapidly evolving. Our platform addresses a broad range of needs for designing and building software. We face competition from a number of companies. This ranges from companies that cater to multiple stages of the design and development process to point tools that address specific parts of the process but can expand to cover more. Our competitive set also includes design-to-code and AI-driven companies and tools that compress or accelerate steps in the workflow or take a different approach to building digital experiences, as well as customized or internal solutions used by our customers or potential customers.
We believe that the principal competitive factors in our industry include:
•breadth of platform and product offerings;
•ease of deployment and use of applications;
•ability to collaborate with other users;
•product features, quality, and functionality;
•ability to automate processes;
•ability to integrate with other applications and systems;
•capability for customization, configurability, integration, security, compliance, scalability, and reliability of applications and solutions;
•vision for the market;
•speed and consistency of product innovation;
•size of customer base and level of user adoption;
•pricing and total cost of ownership;
•strength of sales and marketing efforts;
•brand awareness and reputation;
•an engaged global community of users; and
•customer experience, including support.
We believe we compete favorably with our competitors on the basis of the factors described above.
Intellectual Property
Our intellectual property is an important aspect of our business and helps us to maintain our competitive position. To establish and protect our rights in our proprietary technology, we rely on a combination of patent, copyright, trade secret, and trademark laws, and contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements.
As of December 31, 2025, we owned the following issued patents and patent applications related to the business: 22 issued U.S. patents, 78 U.S. patent applications, and 159 non-U.S. pending patent applications. Our issued U.S. patents, and any patents that may issue from our pending U.S. patent applications, are scheduled or likely to expire at dates ranging between 2034 and 2055, which may exclude any additional term for patent term adjustments or extensions. To protect our brand, as of December 31, 2025, we owned a trademark portfolio comprised of 103 registered trademarks and 98 trademark applications pending with filings in 62 countries, Hong Kong, and the European Union (“EU”). Finally, we have registered domain names for websites that we use or hold for use in our business, including our primary website www.figma.com.

Regulatory Matters
We are subject to the laws and regulations of various jurisdictions and governmental agencies affecting our operations and the sale of our platform in areas including, but not limited to: intellectual property; data privacy and security requirements; AI; tax; import and export controls; anti-bribery and corruption; economic and trade sanctions; national security and foreign investment; competition; advertising; employment; product regulations; and consumer laws. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. See the section titled “Risk Factors” for additional information regarding risks we face related to regulatory matters.
Corporate Information
We were incorporated in the State of Delaware in October 2012. We completed our initial public offering (“IPO”) in August 2025 and our Class A common stock is currently listed on the New York Stock Exchange (“NYSE”) under the symbol “FIG.”
Our principal executive offices are located at 760 Market Street, Floor 10, San Francisco, California 94102. Our telephone number is (415) 890-5404. Our website address is www.figma.com.
Figma, the Figma logo, and other registered or common law trade names, trademarks, or service marks of Figma appearing in this Annual Report on Form 10-K are the property of Figma, Inc. This Annual Report on Form 10-K contains additional trade names, trademarks, logos, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, logos, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, our trade names, trademarks, logos, and service marks referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks, trade names, logos, and service marks.
Available Information
We file our annual, periodic, and current reports, and other required information, electronically with the Securities and Exchange Commission (“SEC”) and this information is available at www.sec.gov. We also make available on our website at www.figma.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We announce material information to the public through filings with the SEC, the investor relations page on our website (www.figma.com), our blog (www.figma.com/blog), our newsroom (www.figma.com/newsroom), press releases, public conference calls, public webcasts, our social media accounts on X, LinkedIn, Instagram, Bluesky, Threads, and TikTok, as well as Dylan Field’s X account (@zoink) and LinkedIn profile.
The information contained on, or that can be accessed through, these channels is not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to websites are intended to be inactive textual references only. The information disclosed in the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have experienced rapid growth which may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, financial condition, and future prospects may be adversely affected. Our rapid growth also makes it difficult to evaluate future prospects.
We have experienced rapid growth and we expect to continue to invest broadly across our organization to support our growth. Our revenue was $1.1 billion and $749.0 million for the years ended December 31, 2025 and 2024, respectively. The number of our employees has grown from 1,577 as of December 31, 2024 to 1,886 as of December 31, 2025. Although we have experienced rapid growth historically, we may not sustain our current growth rates, and we cannot assure you that our investments to support our growth will be successful. Even if our revenue continues to increase, we expect our revenue growth rate to decline in the future as our business matures and our platform achieves more widespread adoption. Accordingly, our historical growth makes it difficult to evaluate our business and future prospects and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Overall growth of our revenue will depend on a number of factors, including, but not limited to, our ability to:
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
•develop new offerings and functionality for our platform and successfully optimize our existing products and services, including through integration of AI into our platform;
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
We may not successfully accomplish any of these objectives and, as a result, it may be difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to fluctuations in our markets, we may be unable to maintain consistent revenue or revenue growth, the value of our Class A common stock could fluctuate, and it may be difficult to achieve and maintain profitability. In addition, changes in the global macroeconomic environment, including, but not limited to, the imposition of trade barriers, tariffs, and other protectionist measures, volatile interest rates and inflation, actual or perceived global banking and finance related issues, labor shortages, high unemployment rates, labor displacement, supply chain disruptions, changes in investment and spending environments, geopolitical instability, warfare and uncertainty, including, but not limited to, the effects of geopolitical conflicts, weak economic conditions in certain regions, or a reduction in software spending regardless of macroeconomic conditions, may impact our growth.
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
If we continue to experience rapid growth, we may not be able to successfully implement or scale improvements to our systems, processes, or controls in an efficient, timely, or cost-effective manner. As we grow, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. For example, we have experienced instances of credential sharing, abuse of our Figma for Education offerings, credit card fraud, and other instances of misuse or fraud on our platform that resulted in bad debt, chargebacks, or other losses to us. Such incidents may increase in scale, frequency, or both as we grow. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization. Failure to manage any future growth effectively could result in increased costs, cause difficulty or delays in deploying our platform to new and existing customers, reduce the quality of, customer satisfaction with, and demand for our platform, or cause difficulties in introducing new offerings or cause other operational challenges. Any of these difficulties would adversely affect our business, operating results, financial condition, and future prospects.
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
•impacts on our cost structure, including, but not limited to, any decrease in our gross margins and operating margins associated with AI-related products and features;

•the impact of AI on the software creation industry and more generally within the software industry and on the demand for our platform, products, and services;
•general macroeconomic and political conditions, both domestically and in foreign markets where we operate, including, but not limited to, changes in U.S. federal spending, the imposition of trade barriers, tariffs, and other protectionist measures, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, uncertainty with respect to the U.S. federal debt ceiling and budget and potential U.S. federal government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
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
•changes in the market value of our investments, including in our marketable securities, in particular as a result of volatility related to our investments in Bitcoin and a Bitcoin exchange traded fund or any future investments in cryptocurrencies or other alternative asset classes;
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
Although we were founded in October 2012, we have evolved our business and platform significantly since publicly launching our initial product, Figma Design, in 2015, including through the introduction of new offerings. For example, we introduced FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025. In addition, in March 2025, we implemented significant changes to our pricing, packaging, and billing models. In 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we intend to begin enforcing AI credit limits and start rolling out the ability for customers to purchase an additional AI credit subscription or opt into a pay-as-you-go AI credit plan based on their needs. Accordingly, we have a limited operating history at our current scale of business, and with our current product offerings and pricing, packaging, and billing models, which makes it difficult to evaluate our current business, future prospects, and other trends. For example, we experienced an expansion in our Net Dollar Retention Rate (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” contained within this Annual Report on Form 10-K) throughout 2024 subsequent to our launch of Dev Mode in 2023. However, we expect our Net Dollar Retention Rate to fluctuate or decline in the future as a result of a number of factors such as the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, our ability to retain our customers, and any changes to the pricing and packaging of our plans. We expect to continue to make significant expenditures related to the development and expansion of our business, including, but not limited to, expenditures related to acquiring new customers, expanding relationships with existing customers, expanding our global footprint, developing and expanding our platform, growing our sales and marketing investments, expanding our operations both domestically and internationally, and integrating AI, including generative AI, into our platform. We also expect to continue to incur expenditures related to legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions or estimates about our future revenue and expenses, or the assumptions underlying such predictions or estimates, may not be as accurate as they would be if we had a longer operating history at our current scale of business, and with our current product offerings and pricing, packaging, and billing models, or if we operated in more predictable or established markets. If our assumptions regarding these risks and uncertainties are incorrect or change due to changing circumstances, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and the trading price of our Class A common stock may be adversely affected. We cannot assure you that we will be successful in addressing these or other challenges we may face in the future.
Changes in our pricing, packaging, or billing models could adversely affect our business, operating results, financial condition, and future prospects.
We have made changes to our pricing, packaging, and billing models in the past, and we expect to continue to make changes to our pricing, packaging, and billing models in the future. For example, in March 2025, we moved away from user-driven upgrades. Prior to March 2025, seat upgrades on certain plans were driven by users by default. Administrators reviewed these new seats retroactively to provision the seats. In the new model, any seat upgrade needs to be approved by an administrator before the license is provisioned. We also introduced multi-product seats that include additional functionality with each seat and increased the price of our most expensive offering, which is our Full seat. We made these changes to keep pace with our expanded offerings and features since our platform’s launch and to provide our customers with more visibility and upfront controls. In 2025, we also introduced AI credits across all Figma seats. Starting in March 2026, we intend to begin enforcing AI credit limits and start rolling out the ability for customers to purchase an additional AI credit subscription or opt into a pay-as-you-go AI credit plan based on their needs.
We may become unable to attract new customers and retain existing customers at the same price or based on the same seat-based subscription model that we have used historically. As a result, we may from time to time decide to make further changes to our billing models due to a variety of reasons, including, but not limited to, changes to the markets for our products and services, increased use of AI in the software industry generally, increased implementation and use of AI features in our products, pricing pressures, and the introduction of new products and services by us or by our competitors. If we are unable to implement changes to our billing models in a timely manner or at all, including as a result of delays associated with our billing infrastructure or product development processes, our business, operating results, and financial condition could be negatively impacted. Our new pricing, packaging, and billing models may not accurately reflect the optimal pricing, packaging, and billing models necessary to attract new customers and retain existing customers, which may make it difficult to accurately plan and forecast our operating results. Furthermore, the changes to our pricing and packaging plans introduced in March 2025 have made, and any further changes to components of our pricing, packaging, and billing models that we may introduce in the future, including our planned enforcement of AI credit limits starting in March 2026, may make, forecasting our operating results more difficult and result in comparisons to periods prior to the updates being less meaningful as some of the drivers underlying our business model will have changed.
In addition, we may offer, or customers may demand, options that change who bears the cost of AI usage or how AI usage is provisioned, including by allowing customers to use their own third-party AI credentials or accounts (for example, bring-your-own-key arrangements), which may reduce the amount of AI usage that is metered through our AI credit programs. Such arrangements may increase certain costs (including, but not limited to, costs relating to engineering, infrastructure, security, compliance, and support), impact our margins, materially change the amount, mix, and timing of our revenue, and make our operating results harder to forecast. The net impact of any such arrangements on our revenue, margins, and cash flows may be difficult to predict and may vary across customers, products, and periods. Any such arrangements could also reduce our ability to meter, price, and control AI usage, and increase billing complexity, support burdens, and disputes.
Customers may also use, or third parties may develop, tools that automate or orchestrate workflows on our platform (including through browser extensions, plugins, scripts, bots, or other third-party tools), which could reduce the number of paid seats required for a given level of output, circumvent or undermine our intended pricing and packaging controls, increase platform load, or create fraud and abuse risk. If we are unable to detect, prevent, or effectively monetize such activity, or if we restrict or limit such tools and customers react negatively, our revenue, margins, growth, and reputation could be adversely affected.
Our ability to increase or maintain our prices may be constrained by competitive dynamics, customer expectations or pressure to provide discounts, or economic conditions. Competitive dynamics may result in customers expecting full AI functionality to be included in baseline subscription pricing, which may lead customers to curtail their use of our products and features subject to AI credit pricing, including Figma Make and other AI features, or to stop using those products and features altogether, and may limit our ability to price our AI products and features in a manner that offsets associated costs. In addition, the unit economics of AI products and features may be volatile and difficult to predict, including due to changes in third-party model pricing, infrastructure costs, usage patterns, and the rate at which customers adopt AI-powered workflows. If we are unable to increase prices to offset rising costs, including costs related to AI inference or otherwise related to providing AI features, or if price increases significantly reduce customer demand, our business, operating results, and financial condition could be negatively impacted. Further, as AI and its integration into software becomes more prevalent and its use cases become more sophisticated, including with respect to our products and the products of our competitors, there could be a decrease in the number of designers, developers, and other collaborators that use our platform if such individuals are able to significantly increase their efficiency through the use of AI capabilities alongside or instead of our platform. Such a decrease could reduce the number of seats that customers or potential customers subscribe to, which could lead to a loss of revenue, slower growth, and adversely impact our business, operating results, and financial condition. In response to any industry changes resulting from AI, we may need to make further changes to our billing models.
Changes to our pricing, packaging, and billing models, including the changes to our pricing and packaging plans introduced in March 2025 and the planned enforcement of AI credit limits starting in March 2026, and any further changes that we make in the future, may, among other things, result in customer dissatisfaction, lead to a loss of customers, result in customers curtailing or stopping their usage of our products and features subject to AI credit pricing, including Figma Make and other AI features, harm our brand, and negatively impact our business, operating results, and financial condition.
Over time, we expect to introduce products, features, and services, or otherwise implement pricing and packaging models, that are billed differently than on a per-seat subscription basis, which could adversely affect our business, operating results, financial condition, and future prospects.
Over time, we expect to introduce products, features, and services, or to otherwise implement pricing and packaging models, that are billed differently than on a per-seat subscription basis. For example, in 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we intend to begin enforcing AI credit limits and start rolling out the ability for customers to purchase an additional AI credit subscription or opt into a pay-as-you-go AI credit plan based on their needs.
Credit-based, usage-based, or outcome-based billing models increase the complexity of accurately measuring and charging for product usage, and may increase the risk of billing disputes, refunds, chargebacks, and regulatory scrutiny. As we begin enforcing AI credit limits and introducing options for customers to purchase an additional AI credit subscription or opt into to a pay-as-you-go AI credit plan based on their needs, we expect that the mechanisms by which we meter, attribute, and report usage will become more complex. Errors or perceived errors in our usage measurement, billing calculations, invoicing, proration, credits, or refund processes could result in customer dissatisfaction, disputes, non-payment, increased customer support costs, and harm to our reputation. In addition, customers may assert claims or seek class-wide relief alleging that our disclosures, user interfaces, or billing practices were misleading or unfair, including with respect to plan changes, renewal terms, cancellation, or downgrade processes, or the timing of enforcement of usage limits. We may become subject to enforcement actions or investigations under consumer protection, subscription, auto-renewal, or unfair competition laws and regulations in the jurisdictions in which we operate. Any of the foregoing could adversely affect our business, operating results, financial condition, and future prospects.
In addition, increased reliance on credit-based arrangements could increase the complexity of applying revenue recognition guidance to our contracts, including, but not limited to, with respect to identifying and accounting for contract modifications, estimating variable consideration (including credits, refunds, disputes, concessions, or other adjustments), and estimating and accounting for any “breakage” or unused credits. If we experience higher-than-expected credits, refunds, disputes, or price concessions, or if we are required to increase reserves for uncollectible amounts, our reported revenue, deferred revenue, operating cash flows, and period-to-period comparability could be adversely affected. Credit-based, usage-based, or outcome-based arrangements may also shift a greater portion of our billings and collections to later periods (including after usage is incurred), which could increase accounts receivable balances, collection risk, and working capital needs and reduce our visibility into near-term results. All of the foregoing may make it more difficult to accurately forecast our operations. Moreover, products, features, and services that are billed differently than on a per-seat subscription basis may be treated differently than seat-based subscriptions for purposes of sales, value-added tax (“VAT”), goods and services tax, or other indirect taxes in certain jurisdictions, or may trigger additional invoicing, documentation, and audit requirements. If we incorrectly calculate, collect, remit, or report applicable taxes, or if tax authorities take positions inconsistent with ours, we could be subject to assessments, penalties, interest, disputes, customer dissatisfaction, and increased compliance costs.

If we are unable to attract new customers or retain and increase adoption of our products and services by existing customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and future prospects.
In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and that existing customers continue to renew and increase their usage of our products. Customers have no obligation to renew a subscription after the expiration of the contract term, and customers may not renew their subscriptions with a similar contract period, with the same or greater number of seats, for the same subscription plan, or at all. In addition, starting in March 2026, we intend to begin enforcing AI credit limits and start rolling out the ability for customers to purchase an additional AI credit subscription or opt into a pay-as-you-go AI credit plan based on their needs. Customers are under no obligation to purchase an AI credit subscription or opt into a pay-as-you-go AI credit plan, and they may curtail or stop their usage of our AI-powered products and features at any time. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, or if our customers curtail or stop their usage of our AI-powered products and features in light of our upcoming AI credit billing model, our business, operating results, financial condition, and future prospects may be adversely impacted.
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
We have made significant investments to develop, launch, and enhance new products and services, such as FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025. We intend to continue investing significant resources to develop and launch new products, services, features, and functionality, including enhancements to our platform’s accessibility. If we do not allocate these resources efficiently, effectively, or in an otherwise commercially successful manner, we may not realize the expected benefits of our strategy. There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market adoption to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that products and services developed by others, including, but not limited to, new technologies integrating AI, or products and services developed by competitors that employ a credit-based, usage-based, or outcome-based pricing model, will render our platform and offerings uncompetitive or obsolete. Further, our development efforts with respect to new technologies, offerings, features, and functionality could distract management from current operations, and would divert capital and other resources from our more established offerings. If we do not realize the expected benefits of our investments, our business, operating results, financial condition, and future prospects could be adversely affected.

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
While we have made, and expect to continue to make, significant investments to integrate AI, including generative AI, into our platform, AI technologies are rapidly evolving and there can be no guarantee that our products will remain competitive as new AI technologies are developed, adopted, and integrated into software solutions. We expect that increased investment will be required in the future to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying AI. There can be no assurance that the integration of such technologies will enhance our products or services or be beneficial to our business, including, but not limited to, with respect to our efficiency or profitability. Similarly, we cannot guarantee that our investments in the development and integration of AI will be successful or provide an adequate return, including, without limitation, with respect to the amount of time, focus, and staffing directed towards these efforts. Our announced or perceived AI roadmap and product strategy may create heightened expectations among customers and investors, and if we fail to meet those expectations, our business, operating results, financial condition, and future prospects could be adversely affected.
As AI models and tooling improve, customers may increasingly expect higher quality outputs, faster iteration cycles, greater reliability, and more seamless end-to-end workflows from design and development platforms. If we do not keep pace with these rising expectations, customers may reduce usage, delay or forgo purchases, or switch to competing products. In addition, customer expectations regarding the speed, availability, and performance of AI features may increase over time, which could require us to incur higher infrastructure and model costs that we may not be able to recover through pricing. Our ability to keep pace with these expectations may depend on our continued access to advanced third-party AI models and sufficient inference capacity, including from a limited number of foundational model providers. If we are unable to secure or maintain such access on commercially reasonable terms, or if such providers impose usage restrictions, experience outages, or face capacity constraints, our AI features may be delayed, degraded, or unavailable, which could adversely affect our business, operating results, and financial condition.
Further, our competitors may incorporate AI into their products more quickly or more successfully than we do, which would impair our ability to compete effectively. Decisions as to if and how to integrate various AI technologies are difficult and we may choose not to adopt certain technologies or take advantage of certain data sets available to us as a result of ethical, legal, regulatory, or reputational concerns, which could put us at a competitive disadvantage and harm our business, operating results, and financial condition. For example, we, or our customers, may choose, or be required, not to use some high-performing or low-cost open-source models due to security, compliance, export control, sanctions, procurement, or reputational considerations. If our competitors use such models and no comparable alternative is available, we could be at a competitive disadvantage and our business, operating results, and financial condition may be harmed as a result. In the future, we may seek to train, fine-tune, co-train, or otherwise customize AI models with third parties or using additional datasets. These efforts may be costly, may not succeed, and could increase risks related to data rights, privacy, security, intellectual property, regulatory compliance, and partner dependency, any of which could adversely affect our business and reputation.
AI technologies are rapidly changing how digital products and experiences are being designed, prototyped, and built. These shifts may be unpredictable and could include new interaction paradigms, devices, or form factors (such as through AI agents or assistants, conversational or voice-driven workflows, mixed reality or other new form factors, or experiences delivered through operating systems or a small number of ecosystems). This may change how people access and interact with digital products in ways that reduce reliance on traditional software applications, websites, and graphical user interfaces. This could also reduce the amount of traditional interface design, prototyping, and front-end development work that organizations choose to perform or maintain, or cause our customers to shift the performance of certain tasks or workflows into other environments or toolchains outside our platform. For example:
•customers may consolidate purchasing decisions around vendors that bundle AI capabilities across broader software suites or purchase from other vendors that provide end-to-end “design-to-code” or “prompt-to-product” experiences;
•organizations may reduce the number of designers, developers, or collaborators required to deliver products, which may lead to them reducing the number of seats purchased or renewed even if output increases;
•customers may shift preferences from per-seat subscriptions to credit-based, usage-based, or outcome-based billing models, which may increase pricing pressure, reduce predictability of revenue, and adversely affect our margins; and
•switching costs may decline as AI tools improve interoperability, automated conversion of files, or automated recreation of design systems across platforms.
If these changes reduce demand for our platform or disrupt our monetization model, this could adversely affect our business, operating results, and financial condition.
Our failure to successfully develop or commercialize our products or services involving AI technologies could impact the price of our Class A common stock and impair our ability to raise capital, expand our business, improve and diversify our product offerings, efficiently manage our operating expenses, and respond effectively to competitive developments. Moreover, the use of AI technologies and our investments to integrate AI into our platform may adversely impact our business, operating results, and financial condition. For example, in the short term, we expect that our AI investments and use of AI technologies, including as part of Figma Make and our other AI features, will negatively impact our gross margins and operating margins and, given the newness of and rapid development of these technologies, the impacts on our gross margins and operating margins, and on our business, operating results, financial condition, and future prospects over the longer term, are currently unknown.
More generally, advances in AI could be transformative and may occur more rapidly than anticipated. The development of highly capable general-purpose or autonomous AI systems, including the potential emergence of artificial general intelligence or superintelligence, could lead to significant economic, societal, political, and geopolitical disruption. Such disruption could reduce demand for our products, change how organizations staff and budget for design and product development, and increase volatility in customer spending. It could also prompt governments to adopt emergency measures or sweeping new regulations, restrictions, or moratoria on the development, deployment, or use of advanced AI systems, or to regulate access to compute, chips, energy, or cloud infrastructure, any of which could increase our costs, delay or limit our ability to offer AI features, or require us to materially modify our products, business model, or operations. In addition, serious harms attributed to advanced AI systems, including widespread fraud, cyberattacks, misinformation, or other safety incidents, could increase litigation risk and reputational harm for companies offering AI-enabled products, even where such harms are caused by third parties or are outside our control. Any of the foregoing could adversely affect our business, operating results, and financial condition.
We face intense competition and could lose market share to our competitors, which would adversely affect our business, operating results, financial condition, and future prospects.
The markets in which we participate are rapidly evolving and highly competitive, and if we do not compete effectively, our business, operating results, and financial condition could be adversely impacted. We face competition from a number of companies, including companies that cater to multiple stages of the design and development process, point tools that address individual parts of the process but can expand to cover more, and design-to-code and AI-driven companies and tools that compress or accelerate steps in the workflow, take a different approach to building digital experiences, or automatically generate and iterate on designs and code through a prompt or with limited human input. We may also face competition from customized or internal solutions used by our customers or potential customers, particularly with AI’s potential to accelerate the ability to develop and deploy new software. Moreover, we expect to continue to face intense competition from current competitors, as well as from new entrants into the market, including as a result of strategic acquisitions and partnerships, increased use of AI, or evolving user and customer requirements and industry standards. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we may experience a decline in revenue, reduced revenue growth, or a loss of market share, which, individually or collectively, could adversely affect our business, operating results, and financial condition.
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
•the budgeting cycles, seasonal buying patterns, and purchasing practices of our customers, including, but not limited to, any slowdown in software spending;
•general macroeconomic and political conditions, both domestically and in foreign markets where we operate, including, but not limited to, changes in U.S. federal spending, the imposition of trade barriers, tariffs, and other protectionist measures, global economic slowdowns, actual or perceived global banking and finance related issues, increased risk of inflation, uncertainty with respect to the U.S. federal debt ceiling and budget and potential U.S. federal government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
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
•the length and complexity of our sales cycles; and
•insolvency, credit difficulties, or other financial issues affecting our customers or potential customers, which may be caused or exacerbated by factors including U.S. and global macroeconomic issues, the imposition of trade barriers, tariffs, and other protectionist measures, inflation, and interest rate volatility, and which may adversely affect their ability to purchase or pay for our platform in a timely manner or at all.
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
Although we launched our initial product, Figma Design, in 2015, the markets for our products and services, and especially those recently introduced, such as FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025, remain relatively new and unproven. Because the markets for our products and services are relatively new and rapidly evolving, it is difficult to predict customer adoption, customer and user demand for our products and services, the size and growth rate of these markets, the entry of competitive products and services, or the success of existing competitive services. It is also difficult to predict the impact of AI on our markets. Any expansion or contraction in our markets depends on a number of factors, including, but not limited to, the cost, performance, and perceived value associated with our platform and the appetite and ability of customers to pay for and subscribe to our platform. Further, even if the overall markets for the type of offerings we provide continue to grow, we may face intense competition from larger and more well-established companies, as well as new entrants, and we may not be able to compete effectively, or achieve further widespread market adoption of our platform. If the markets for our platform do not grow to the extent that we anticipate or our platform does not achieve further widespread adoption within the markets in which we operate, our business, operating results, financial condition, and future prospects could be adversely affected.
Our use of AI in our products and services may result in reputational harm, legal liability, competitive risks, and regulatory concerns that could adversely affect our business, operating results, and financial condition.
We have made, and expect to continue to make, significant investments to integrate AI, including generative AI, and machine learning technology into our platform, including as part of our Figma Make product and Figma AI features. Many AI technologies are relatively new and present ethical, legal, regulatory, and reputational challenges. The use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or may violate current or future laws and regulations or contractual commitments. Standards and expectations regarding AI safety, acceptable outputs, and appropriate safeguards are evolving and may differ across our industry, customers, regulators, and the public, including across different geographies, cultures, and political environments, and there may be no consensus on what constitutes safe behavior for a given use case. We may be unable or unwilling to implement controls that satisfy all such expectations, and our decisions about whether and how to restrict or moderate AI outputs could result in customer dissatisfaction, reputational harm, or regulatory scrutiny. Certain AI technologies have come under public scrutiny due to allegations that they generate inaccurate, incomplete, or misleading content, introduce unintended biases, and produce other discriminatory or unexpected results, errors, or inadequacies. Consumer and societal attitudes toward AI are evolving and there is a risk that regulators or the public may perceive AI technologies negatively. Concerns about automation, automated decision-making, privacy, security, transparency, and other ethical considerations could deter AI adoption. The insurance coverage we maintain may not extend to all AI-related risks we may face, and may not cover us for all losses for errors or omissions caused by AI.
Further, we generally rely on third-party models for the AI features on our platform. Our ability to continue to use such technologies at scale may be dependent on access to certain limited or specific third-party software and infrastructure providers. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. Providers may also experience capacity constraints or prioritize other customers, which could limit the availability or performance of our AI features. If any such third-party AI technologies become incompatible with our platform or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our platform may become less appealing to our customers, and our business, operating results, and financial condition could be adversely impacted. Moreover, the integration of third-party AI models with our platform relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the training data used for such models, and these safeguards may be insufficient.
If the models underlying our AI technologies, whether developed by a third party or developed by us, are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, or material performance issues, the performance of our products, services, and business, as well as our reputation and our customers’ reputations, could suffer, and we could incur liability resulting from the violation of laws, breach of contract claims, or civil claims. For example, we are, and may in the future become, subject to litigation alleging breach of contract and related claims arising from allegations regarding the use of user data in connection with AI training, trade secret misappropriation, and violations of various state and federal statutes. Such claims can be costly to defend, may result in adverse judgments or settlements, may require changes to our products, policies, contracts, or business practices (including limitations on certain AI features or how data may be processed), and could harm our reputation and relationships with users. Further, claims, litigation, or regulatory actions relating to AI data practices may seek remedies beyond monetary damages, including injunctive relief, and could require us to make material changes to our products or business practices. Any such changes could be costly, technically complex, and disruptive to our product roadmap and operations, could reduce the performance or usefulness of our AI features, and could adversely affect customer relationships, revenue, and growth.
In addition, the use of AI applications may result in data leakage or unauthorized exposure of data, including, but not limited to, confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and operating results. The above risks may be increased by the introduction of our Figma Weave product, which contains many AI models, some of which are entirely independent third-party models that are provided to customers “as is.” AI products and features may introduce additional security vulnerabilities and threat vectors beyond traditional software risks (including prompt injection, data poisoning, model inversion, membership inference, latent or hidden behaviors that are difficult to detect in testing and that may be triggered under certain conditions, and other attacks designed to cause models to disclose sensitive information), behave in unintended ways, or produce harmful or misleading outputs. Users or third parties may attempt to circumvent or defeat safeguards (including through jailbreaks, prompt manipulation, or other techniques) to generate prohibited content, extract sensitive information, or drive excessive usage. Such activity could increase our costs (including AI inference and support costs), result in fraud, billing disputes, or chargebacks, and cause reputational harm or liability. In addition, the use of third-party models and toolchains may increase supply-chain risk, including the risk that model weights, safety layers, or dependencies are compromised, misconfigured, or updated in ways that degrade security or performance. If any of these vulnerabilities result in the unauthorized disclosure of customer content, confidential information, personal data, or proprietary information, or if customers believe our AI features are not sufficiently secure for their use cases, we could face contractual claims, indemnity demands, regulatory scrutiny, reputational harm, and reduced adoption of our AI features or platform.
Moreover, our AI technologies could generate output that infringes on third-party intellectual property rights, and we could be subject to claims or lawsuits, including, but not limited to, for infringement of third-party intellectual property rights as a result of the output of such AI technologies. While some providers of AI technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI technologies, such indemnification may be inadequate or we may not be successful in adequately recovering our losses in connection with such claims. Our AI technologies could also generate content that is inaccurate, misleading, or inappropriate, which could harm our reputation, expose us to liability, or cause customers to lose confidence in our platform.
The regulatory framework for AI technologies is rapidly evolving as many U.S. federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI technologies or could be rescinded or amended as new administrations take differing approaches to evolving AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
Already, certain existing legal regimes, for example, relating to data privacy, regulate certain aspects of AI technologies, and new laws regulating AI technologies have recently entered into force in the United States and the EEA. In the United States, there is an ongoing tension between the states and the federal government over how best to regulate the use of AI. While a number of U.S. states, such as California and Colorado, have proposed or enacted laws regarding automated decision‑making, algorithmic discrimination, and so-called “high‑risk” AI technologies (mandating, among other provisions, requirements for risk management, impact assessments, consumer notices, and human oversight), which may impact our use of AI and AI-powered tools. However, the status of such laws is currently uncertain. Any such additional regulation may impact our ability to develop, use, and commercialize AI technologies in the future.
In Europe, the EU Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the EU market. The EU AI Act will have a material impact on the way AI is regulated in the EU, as it applies to companies that develop, use, and/or provide AI in the EU and, depending on the AI use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and imposes substantial fines for breaches. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve, or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operating results, and financial condition. It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our offerings and the way in which we use AI technologies. We may need to expend resources to adjust our products, services, or operating procedures in certain jurisdictions if the laws, regulations, or decisions regarding AI technologies are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting and compliance obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, operating results, and financial condition.
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
In addition to our strategic investments, we maintain a portfolio of marketable equity, debt securities, and digital assets. From time to time, we have also invested excess cash reserves in alternative assets, such as Bitcoin and a Bitcoin exchange traded fund, and we may continue to invest in cryptocurrencies and other alternative assets in the future. The investments in our portfolio are subject to our corporate investment policy, which focuses on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our corporate investment policy and subject to market conditions. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities and other assets in our investment portfolio, volatility, and other factors, including unexpected or unprecedented events. Any investments we make in cryptocurrencies and other alternative assets, such as Bitcoin and a Bitcoin exchange traded fund, are further subject to the market prices of such assets, which have been highly volatile and may continue to fluctuate in the future due to market factors, regulatory developments, and other risks that are outside of our control. As a result, we may experience a decline in value or loss of liquidity of our investments, which could materially and adversely affect our business, operating results, and financial condition.
Adverse global macroeconomic conditions or reduced software spending could adversely affect our business, operating results, and financial condition.
Our business depends on the overall demand for software technology and on the economic health of our current and prospective customers. As the landscape for software technology, and for the types of products that we offer, evolves, the purchase of our products may be considered discretionary and involve a significant commitment of capital, implementation, and other resources by an organization and, as a result, prospective customers may decide not to purchase our products and existing customers may reduce their use of our products. Weak global and regional economic conditions — including, but not limited to, U.S. and global macroeconomic issues, actual or perceived global banking and finance related issues, any economic impacts due to changes in U.S. federal spending, the imposition of trade barriers, tariffs, and other protectionist measures, labor shortages, labor displacement, high unemployment rates, supply chain disruptions, fluctuating interest rates and inflation, changes in investment and spending environments, geopolitical instability, warfare, and uncertainty, including the effects of geopolitical conflicts — could result in longer sales cycles, pressure to lower prices for our platform, reduced sales to new or existing customers, or slower or declining growth of our business or negatively impact our ability to attract new customers, retain existing customers, or increase the adoption of our products and services by new and existing customers, any of which would adversely affect our business, operating results, and financial condition. For example, in 2023, we experienced a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles and downsizing of renewals by existing customers, especially larger enterprise customers. We believe these trends were due, in part, to uncertainty in macroeconomic conditions and related cost-consciousness around software budgets at the time. Deterioration in economic conditions in any of the countries in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
The imposition of tariffs, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, and financial condition, including as a result of any impact on our customers that may reduce demand for our platform, products, and services. For example, the United States has announced or implemented tariffs, certain of which have been temporarily suspended or delayed, on imported goods from most countries and select countries have announced retaliatory tariffs in response, contributing to volatility in the markets. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business.
Security and privacy breaches may adversely impact our business, operating results, and financial condition.
Our platform hosts, processes, stores, and transmits our and our customers’ proprietary and sensitive data, including personal data about customers, employees, business partners and others, and trade secrets. We also use third-party service providers to help us deliver services to our customers and users. These vendors may host, process, store, or transmit personal and financial data, or other confidential information of our employees, consultants, or our users and customers. We collect such information from individuals located both in the United States and abroad and may host, process, store, or transmit such information outside the country in which it was collected. While we and our third-party service providers have implemented security measures designed to protect against privacy and security breaches, these measures could fail or may be insufficient, resulting in the unauthorized access or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. We have experienced, and may in the future experience, cybersecurity incidents; however, to date, we are not aware of any such incidents that have had a material impact on our business, operating results, and financial condition. Any security breach of our platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, or other adverse impact to the availability, integrity, or confidentiality of such platform and systems, could result in litigation (including class actions), indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our or our customers’ confidential or personal data and our and our third-party service providers’ information technology systems, which could result from human error, system misconfiguration, or from cyber-attacks, including distributed-denial-of-service attacks, reverse-engineering of AI algorithms, web scraping, ransomware attacks, business email compromises, credential stuffing, computer malware, viruses, and social engineering (including phishing, deepfakes, and voice cloning), software supply-chain compromises, malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our and our third-party service providers’ information technology systems, products or services, which are prevalent in our industry. These threats may come from a variety of sources, including nation-state sponsored espionage and hacking activities, corporate espionage, organized crime, sophisticated organizations, hacking groups and individuals, and insider threats. Any security breach or disruption could result in the loss or destruction of, or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential or personal data, which may result in damage to our reputation, termination of customer contracts, litigation, regulatory investigations, or other liabilities. Any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality or integrity of our customers’ data or other sensitive information. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, fraud, human error, system misconfiguration, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to our platform including confidential or personal data of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities, and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
Our platform is collaborative and includes features that allow users and administrators to configure access controls, sharing settings, and permissions, and we may face claims even where issues arise from customer or user actions or misconfigurations. Customers and users may intentionally or inadvertently misconfigure settings (including link-sharing, external access, guest access, permissions, or integration configurations) or otherwise share content in ways that expose sensitive information. Even if such exposure results from customer or user actions, we could nevertheless be alleged to have failed to provide adequate safeguards, warnings, controls, or default settings, or to have failed to meet contractual or legal requirements, which could result in claims, disputes, regulatory inquiries, reputational harm, and increased costs of mitigation and remediation.

Any security breach could also lead to unauthorized access to, or disclosure of, our trade secrets or proprietary rights to our intellectual property. Unauthorized access to or disclosure of trade secrets or proprietary rights to our intellectual property, including our source code, could result in the loss of critical intellectual property protections, such as trade secret status. If our source code or other sensitive technologies are improperly accessed, copied, or disclosed, third parties may be able to replicate our products or services, which could weaken our competitive position, lower customer demand, and adversely affect our revenue and operating margins. In addition, responding to and mitigating such incidents could require significant management attention and resources, result in costly legal claims or investigations, and cause reputational harm. Any of these outcomes could materially and adversely impact our business and financial condition.
Techniques used to obtain unauthorized access or to sabotage systems change frequently. As a result, we may be unable to fully anticipate these techniques or to implement adequate preventative measures. Further, the incidence of state-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts which have increased the risk of cyberattacks on various types of infrastructure and operations. Bad actors are also utilizing AI-based tools, including generative AI-based tools, to execute attacks, circumvent security controls, evade detection, and remove forensic evidence, creating unprecedented cybersecurity challenges. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential or personal data, or business. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with worker fraud (including through the use of a stolen or forged identity to gain employment) and with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal data, our reputation and operating performance may suffer. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations and processes, and penalties that could damage our reputation and adversely impact our business, operating results, and financial condition.
We have certain contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted their own laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. The foregoing mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and may require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach, any of which could exacerbate the adverse impact of the security breach.
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
•loss of or unintended use or disclosure of data;
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
We rely on information technology systems to process, transmit, and store electronic information, including on systems provided by our third-party vendors and service providers. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. Our information technology systems, and those of the third parties on whom we rely, may be subject to damage or interruption from telecommunications problems, data corruption, data errors, software defects or errors, fire, flood, acts of war, terrorism, armed conflicts, global pandemics, natural disasters, power outages, systems disruptions, system conversions, system updates, or human error. Our existing controls, safety systems, data backup, access protection, user management, and information technology emergency planning may not be sufficient to prevent data loss, long-term network outages, or other negative impacts to the usability of our platform. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. While we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of our or our customers’ data hosted on our system. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new information technology systems from time to time in order to support the requirements of our growing and increasingly complex business. Introduction of new technology, or upgrades and maintenance to our existing systems, could result in increased costs or unforeseen problems which may disrupt or reduce our operating efficacy.
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
We also have in the past and may in the future experience issues with respect to our billing processes as a result of errors in our code or the implementation of our billing logic, user permissioning systems, internal controls, information technology infrastructure, or any third-party technologies integrated into our billing processes. For example, in February 2023, we became aware of an error in our platform that was erroneously causing certain users to be upgraded from free seats to paid seats whenever they took certain actions on our platform, resulting in the overbilling of impacted customers. Upon discovery, we remediated the error and issued credits to impacted customers. We do not currently have any liabilities accrued on our consolidated balance sheets related to this incident. Although these events have not historically had a material impact on our operating results, any future issues with respect to our billing processes may be substantial and could adversely affect our business, operating results, and financial condition.
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
We believe that maintaining and enhancing our brand and reputation is critical to continued adoption of our platform, our relationship with our existing customers, and our ability to attract new customers. The successful promotion and maintenance of our brand will depend on a number of factors, including, but not limited to, our ability to continue to provide reliable products and services that continue to meet the needs of our customers at competitive prices, our ability to successfully differentiate our platform from those of competitors, the effectiveness of our marketing and customer support efforts, and the effectiveness of our communications to our stakeholders. Although we believe it is important for our growth, our brand awareness activities may not be successful or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business, operating results, financial condition, and future prospects may be adversely impacted. In addition, our users, customers, employees, or the public at large may, from time to time, disagree with, or find objectionable, organizational decisions, including, but not limited to, pricing, packaging, and billing changes and changes that we make to our platform, or other actions or comments by members of our team. As a result of these disagreements and any negative publicity associated therewith, we could lose users or customers, including loyal members of our community, or we may have difficulty attracting or retaining employees and such disagreements may divert resources and the time and attention of management from our business. Additionally, with the importance and impact of social media, any negative publicity regarding our policies and practices or organizational decisions or actions by members of our team, including those taken in a personal capacity or unrelated to their roles at our company, may be magnified and reach a large portion of our users, customers, and employees in a very short period of time, which could harm our brand and reputation and adversely affect our business, operating results, and financial condition.
Our public statements, marketing materials, customer communications, and disclosures regarding our products (including AI products and features), privacy and security practices, reliability, and pricing, packaging, and billing models may be subject to differing interpretations and may evolve over time, and alleged inconsistencies could expose us to claims or regulatory scrutiny. In particular, as we rapidly develop and introduce new products and AI features, we may update features, controls, defaults, documentation, and policies, and customers, users, regulators, or plaintiffs may assert that certain statements were incomplete, misleading, or inconsistent with their expectations. Such allegations could result in litigation (including class actions), regulatory investigations, enforcement actions, adverse publicity, or reputational harm, any of which could adversely affect our business, operating results, and financial condition.
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
Furthermore, AWS has discretion to change and interpret its terms of service and other policies with respect to us, including on contract renewal, and those actions may be unfavorable to our business operations. AWS may also take actions beyond our control that could seriously harm our business, including, but not limited to, discontinuing or limiting our access to one or more services, increasing pricing terms, terminating or seeking to terminate our contractual relationship altogether, or altering how we are able to process data on their system in a way that is unfavorable or costly to us. If our current arrangement with AWS were to be terminated and we could not find an alternative provider on favorable terms or in a timely manner, or if we decide to move to self-hosted cloud infrastructure, we could experience interruptions on our platform and in our ability to make our content available to customers, as well as delays and additional expenses in arranging for expansion and transition to alternative cloud hosting and infrastructure services or in establishing our own cloud hosting and infrastructure capabilities. Such a transition could require further technical changes to our platform, including, but not limited to, our cloud service infrastructure which was initially designed to run on AWS. Making such changes could be costly in terms of time and financial resources. Any of these factors could reduce our revenue, subject us to liability, and cause our customers to decline to renew their subscriptions, any of which would harm our business, operating results, and financial condition.
We rely on third-party service providers for critical components of our operations, and disruptions or changes in those services could adversely affect our business.
In addition to AWS, we also depend on other third-party providers for services that are critical to the operation of our platform and business, including content delivery, identity and access management, payment processing, analytics and monitoring, and certain AI-related services. These providers may experience outages, capacity constraints, cybersecurity incidents, business interruptions, or financial distress, or may change pricing, service levels, security or compliance requirements, or contractual terms. If any such provider fails to perform as expected, if our access is limited or terminated, or if we are required to transition to alternative providers on short notice, we could experience service degradation or outages, delayed product development, increased costs, billing and collections disruption, and customer dissatisfaction, any of which could adversely affect our business, operating results, and financial condition.
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
As we facilitate the distribution or sale of certain user-generated or third-party content, we may face additional operational, legal, and regulatory risks. Users may upload or offer content that is alleged to infringe on or misappropriate third-party intellectual property rights, violate license terms, or include unauthorized, sensitive or illegal materials. We may not effectively detect and address user actions that may violate our terms of service and community guidelines, and we may not effectively review, approve, or otherwise screen content uploaded to our platform by users. There have been in the past, and there could be in the future, incidents where users and customers engage in activities on or through our platform that violate our policies or applicable law. Our safeguards may not be sufficient or adequate to ensure the safety of our users and customers and this may harm our reputation and brand. Allegations that we inadequately police infringing content, unfairly moderate content, or benefit financially from content that is alleged to be unlawful or infringing could result in claims, enforcement actions, or adverse publicity, and could require us to change our policies, moderation practices, or product features, any of which could adversely affect our business, operating results, and financial condition.
We may also face disputes between creators and purchasers, requests for refunds, and increased chargebacks or payment fraud, which could increase our costs and harm our reputation. Depending on the jurisdictions in which we operate and where creators and purchasers are located, we may also become subject to additional requirements relating to taxes (including VAT and similar consumption taxes), marketplace facilitator obligations, payments compliance, and consumer protection and disclosure requirements. To the extent we facilitate payments for paid content or make payouts to creators, we may become subject to additional payment, financial compliance, and tax reporting requirements, including obligations relating to payment processing rules, chargeback and refund practices, sanctions screening, anti-money laundering and “know-your-customer” requirements, information reporting (including creator tax forms and withholding in certain jurisdictions), and consumer protection obligations applicable to marketplaces. If we fail to comply with these requirements, if our payment processors or banking partners impose more restrictive terms, increase fees, delay settlements, or terminate services, or if fraud or disputes increase (including coordinated abuse), we could experience increased losses, higher compliance and support costs, investigations or enforcement actions, reputational harm, and a reduction in the availability or attractiveness of paid content on our platform.
Our long-term success depends, in part, on our ability to increase sales of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have an adverse effect on our business, operating results, and financial condition.
We conduct our business activities in various foreign countries and currently have operations in North America, South America, Europe, Australia, and Asia. In 2025, a majority of our revenue was generated outside of the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources, including financial resources, and is subject to the particular challenges of supporting a rapidly growing business across multiple cultures, customs, legal, regulatory and compliance systems, and commercial infrastructures. Our operations in international markets may not be sufficiently commercially successful to justify our level of investment. Operating internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including, but not limited to, risks associated with:
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
•difficulties in enforcing contracts, including “click-through” terms that are entered into online, which may be subject to legal uncertainty in some foreign jurisdictions;
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
•different or weaker protection of our intellectual property rights, including, but not limited to, increased risk of theft of our proprietary technology and other intellectual property; economic weakness or currency-related crises;

•longer payment cycles and greater difficulty in collecting accounts receivable;
•our ability to adapt to sales practices and customer requirements in different cultures;
•the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;
•natural disasters, pandemics, geopolitical instability, warfare, and uncertainty, or responses to these events;
•actual or perceived global banking and finance related issues;
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
Because we primarily recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full in our operating results.
We primarily derive revenue from sales of subscriptions for access to our platform, which is recognized on a ratable basis over the term of the contract subscription period beginning on the date access to our platform is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have monthly or annual contractual terms. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions. Consequently, a decline in subscriptions in any one quarter, whether as a result of fewer or smaller new subscriptions, downsized subscription renewals, or lower subscription renewal rates in the applicable quarter, will not be fully reflected in revenue in that quarter, and will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions are not reflected in full in operating results until future periods.
Over time, we may introduce new products and services, or implement new billing models, the revenue for which may be recognized differently than on a ratable basis. We may have reduced visibility into the timing of recognition for such revenue, and may experience volatility in the revenue we recognize from such products and services or under such billing models period-over-period, which may make it more difficult for us to accurately plan and forecast our operating results.

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
Our revenue recognition and operating results may be difficult to predict because of the length and unpredictability of the sales cycle for our platform, particularly as we increasingly sell to larger organizations, governmental entities, regulated entities, and organizations outside of the United States or to the technology industry that may have different procurement requirements than our historical customers. For example, we have observed a lengthening of the sales cycle recently for some prospective customers that we attribute to increased sensitivity to information technology security concerns, particularly with respect to products that include AI features or otherwise incorporate AI technologies, such as our platform. In addition, larger customers frequently have rigorous procurement processes and require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a relationship with us.
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
We sell to U.S. federal, state, and local, as well as foreign governmental entity customers. We also sell to customers in highly regulated industries, such as financial services, defense industries, and healthcare. Although we anticipate that they may increase in the future, sales to governmental entities and highly regulated organizations have not accounted for, and may never account for, a significant portion of our revenue. Sales to governmental entities and highly regulated organizations are subject to a number of challenges and risks that may adversely affect our business, operating results, and financial condition, including, but not limited to, the following risks:
•selling to governmental entities and highly regulated organizations can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•government certification, software supply chain or cybersecurity requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector and to highly regulated organizations until we have attained the revised certification or meet other new requirements (for example, although we are currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance and if we lose our authorization, it will restrict our ability to sell to government entities);
•government entity demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform, including, but not limited to, as a result of sudden, unforeseen, and disruptive events such as geopolitical instability, warfare, and uncertainty, incidents of terrorism, natural disasters, public health concerns or epidemics, governmental defaults on indebtedness, governmental shutdowns, inflation, changes in interest rates, changes in investment and spending environments, and reductions in the government workforce, which may limit or delay governmental entity spending on our platform and adversely affect our revenue;
•we sell to government entities and certain highly regulated organizations through a third-party reseller that is subject to complex laws, regulations, and contractual requirements applicable to government contractors, and if our third-party reseller fails to comply with such obligations, is suspended, debarred, or otherwise loses the ability to sell to government entities and we are unable to find a suitable replacement on a timely basis, on competitive terms, or at all, our sales to governmental entity and highly regulated organizations could suffer;
•governments routinely investigate and audit government entity contractors’ compliance with government contract provisions and applicable procurement laws and regulations, and failure to comply with these laws, regulations, or provisions in government entity contracts for our platform could result in the government refusing to continue buying our platform, terminating its contracts for our platform, or suspending or debarring us, which would adversely impact our revenue and operating results, initiating breach of contract actions, or instituting fines or civil or criminal liability if an investigation, audit, or other review, were to uncover improper or illegal activities;
•government entities may require certain products to be manufactured, produced, supported, hosted, or accessed solely in their country or in other relatively high-cost locations, and we may not produce or host all products in locations that meet these requirements, affecting our ability to sell these products to governmental entities;
•our governmental entity and highly regulated organization customers may demand contract terms that differ from our standard arrangements and are less favorable than terms agreed with other customers;
•our governmental entity and highly regulated organization customers may have more expansive termination rights than our other customers; and
•refusal to grant certain certifications or clearance by one government entity, or decision by one government entity that our products do not meet certain standards, may cause reputational harm and cause concern with other government entities.
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
Furthermore, the application of intellectual property law to AI technologies is a new and emerging practice, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by AI tools. As a result, our use of AI tools in our product development and engineering processes may make it difficult to assert ownership rights over our technology. If we fail to obtain protection for the intellectual property rights concerning our AI technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation, and financial condition. In addition, given the long history of development of AI technologies, other parties may have, or in the future may obtain, patents or other proprietary rights that could prevent, limit, or interfere with our ability to make, use, or sell our own AI technologies.
Third parties have claimed and may claim that our platform infringes, misappropriates, or otherwise violates their intellectual property rights and such claims could be time-consuming or costly to defend or settle, result in the loss of significant rights, or harm our relationships with our customers or reputation in the industry.
We have in the past and may in the future become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties, including our customers. However, we may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties have claimed and may bring claims alleging that our current or future platform capabilities, products, and services infringe their intellectual property rights. Such claims may also result in legal claims against our third-party partners and our customers. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such claims will not have an adverse effect on our business, operating results, and financial condition. These claims may be time consuming, costly to defend or settle, damage our brand and reputation, harm our customer relationships, and create liability for us. Contractually, we are obligated to indemnify our partners and customers for certain expenses or liabilities they may incur as a result of any such third-party intellectual property infringement claims associated with our platform. In addition, to the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur. We expect the number of such claims, whether warranted or not, to increase, particularly as a public company with an increased profile and visibility, as the number of products and services and the level of competition in our market grows, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase.
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
Further, we may use AI technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient,

AI technologies have sometimes generated content that is “substantially similar” to proprietary or open source software code on which the AI tool was trained. If the AI technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patents, we could be subject to intellectual property infringement claims. AI-generated code or other outputs may also introduce security vulnerabilities, compliance failures (including accessibility), or license obligations (including open source notices or attribution requirements). We may not be able to anticipate and detect security vulnerabilities in AI-generated software code, including those that could be induced by a maliciously trained AI model. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code. We may also face similar risks in using AI technologies to develop or assist in the development of other materials, such as advertising or marketing materials.
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
In addition, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our products and services, including, but not limited to, environmental sustainability, climate change, human capital, and employment matters. In particular, we face challenges inherent in effectively and efficiently managing a workforce across a large number of jurisdictions, many of which have differing labor law requirements, including the need to implement appropriate systems, policies, benefits, and compliance programs. These challenges are accentuated by the use and proliferation of emerging technologies within our business, including AI-related technologies, the regulation of which is becoming increasingly complex, including with respect to labor laws and hiring practices. Compliance with such laws, regulations, and policies may require significant investment and expense. Further, if we fail to implement the necessary programs, frameworks and principles for compliance, our reputation, business, operating results, and financial condition may be adversely affected.
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
Our platform and associated products are subject to various restrictions under U.S. and other applicable jurisdictions’ export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations and the economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These U.S. export control and economic sanctions laws and regulations include restrictions or prohibitions on the sale or supply of certain products and services to U.S.-embargoed or sanctioned countries, governments, persons, and entities and require authorization for the export of certain encryption items. In addition, various countries regulate the import of certain encryption items, including through import permitting and licensing requirements, and have enacted or could enact export control, economic and trade sanctions, or import laws and regulations that could limit our ability to distribute our platform or subject us to liability for noncompliance.
Although we take precautions to prevent our platform and associated products from being accessed or used in violation of such laws and regulations, we may have inadvertently allowed some access to our platform and associated products in violation of U.S. economic trade and sanctions laws and regulations, including by users and customers in embargoed or sanctioned countries. As a result, we have submitted to OFAC a voluntary self-disclosure concerning potential violations and the voluntary self-disclosure is still under review. Since becoming aware of the circumstances leading to our voluntary self-disclosure to OFAC, we have put in place additional measures designed to prevent our platform and products from being accessed or used in violation of U.S. economic and trade sanctions laws and regulations and will continue to consider enhancements to our internal controls and monitor our compliance with such laws and regulations, but there can be no assurance that we will not encounter compliance issues in the future. If we are found to be in violation of U.S. economic sanctions, it could result in substantial fines and penalties for us and for individuals working for us. We may also be adversely affected through other non-monetary penalties, reputational harm, loss of access to certain markets, or otherwise. No loss has been recognized in our financial statements contained herein for any loss contingency relating to the pending OFAC enforcement matter, as we believe it is not probable a loss will be incurred and the range of a possible loss is not yet estimable.
Changes in our platform or future changes in export and import regulations may create delays in or preclude the provisioning of our platform in certain international markets or prevent our customers with international operations from deploying our platform globally. Any change in export or import regulations, economic and trade sanctions or related legislation, or change in the countries, governments, persons, entities, or items targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to provision our platform and associated products to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to provision our platform would adversely affect our business, operating results, financial condition, and future prospects.

We are subject to anti-bribery, anti-corruption, and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, the U.K. Bribery Act 2010, and Proceeds of Crime Act 2002, and possibly other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. The FCPA or other applicable anti-corruption laws may also hold us liable for acts of corruption or bribery committed by our third-party business partners, representatives, and agents, even if we do not authorize such activities. As we continue to develop our international sales and business, and increase our use of third parties, our risks under these laws will increase. As a public company, the FCPA requires that we keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority, and responsibility over our assets.
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
Compliance with rapidly evolving U.S. federal, state, and foreign laws relating to the handling of information about individuals involves significant expenditure and resources and if we fail to adequately protect personal data or other information we collect, receive, store, and process under applicable laws, our business, operating results, and financial condition could be adversely affected.
We collect, receive, store, and process personal data from our employees, customers, and the employees of our customers and third-party vendors. Additionally, our users and customers use our platform to create and store their proprietary and confidential data. A wide variety of state, national, and international laws, as well as regulations and industry standards apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent across countries or conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Failure or perceived failure to comply with U.S. or international laws, regulations, and industry standards regarding personal data or other information could adversely affect our business, operating results, and financial condition. Moreover, complying with these various laws and regulations could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.
In the United States, there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Additionally, the Federal Trade Commission and many state attorneys general interpret federal and state consumer protection laws to impose standards on the collection, use, dissemination, and security of data. On the state level, the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) created data privacy obligations for covered businesses and provided privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal data is used. The CCPA provides for civil penalties for violations as well as a private right of action for certain data breaches that have increased data breach litigation. Over a third of other U.S. states have enacted consumer privacy laws comparable to the CCPA and numerous other states have pending consumer privacy legislation under review, which if enacted, would add additional costs and expense of resources to maintain compliance.

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
We also may be subject to various U.S. federal, state, and foreign laws governing how companies provide age-appropriate experiences to children and minors, including the collection and processing of children and minors’ personal data. These laws include, but are not limited to, the Children’s Online Privacy Protection Act of 1998, and the Family Educational Rights and Privacy Act of 1974, which address the use and disclosure of the personal data of children and minors and impose obligations on online services or products directed to or likely to be accessed by children, such as our Figma for Education offerings. We are subject to similar laws and regulations governing the collection and processing of children and minors’ data in a number of other jurisdictions, including, but not limited to, the UK, EEA, and Japan, and we may be subject to additional similar laws and regulations as we expand our Figma for Education offerings into new markets.
Further, we are subject to the EU and UK General Data Protection Regulation (the “GDPR”), which governs the collection, use, disclosure, transfer, or other processing of personal data of natural persons located in the EEA and the UK, and it applies extra-territorially and imposes onerous requirements on controllers and processors of personal data, including, for example, accountability and transparency requirements, obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed, and obligations to comply with data protection rights of data subjects. We face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and substantial potential fines for noncompliance. A breach of the GDPR may also result in regulatory investigations, orders to cease or change our data processing activities, enforcement notices, assessment notices for a compulsory audit and we may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
The GDPR prohibits transfers of personal data from the EEA or the UK to countries not formally deemed adequate by the European Commission or the UK Information Commission Office, respectively, including the United States, unless a particular compliance mechanism and, if necessary, certain safeguards, are implemented. The mechanisms that we and many other companies, including our customers, rely upon for European and UK data transfers out of the EEA and the UK are the European Commission Standard Contractual Clauses (the “SCCs”), the UK Information Commissioner’s Office’s Addendum to the SCCs, the EU-US Data Privacy Framework (the “EU-US DPF”), and the UK Extension to the EU-US DPF. We also have the Swiss-US Data Privacy Framework in place to legitimize transfers of personal data from Switzerland to the United States. All of these transfer mechanisms are the subject of legal challenge, regulatory interpretation, and judicial decisions by the Court of Justice of the EU. In particular, we expect the European Commission’s approval of the current EU-US DPF to be challenged, and expect international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators.
Additionally, the EU Data Act imposes requirements regarding data portability, interoperability, and accessibility and unclear data transfer restrictions, any of which could impact our operations. Some countries are also considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If we are required to implement additional measures to transfer data around the world or to grant additional portability rights, this could increase our compliance costs, and could adversely affect our business, operating results, and financial condition.

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
Further, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI-DSS”), issued by the Payment Card Industry Security Standards Council. The PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing, and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could materially and adversely affect our business.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or to the instructions of our customers, and ensuring that they have sufficient technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and data security-related safeguards will protect us from the risks associated with third-party processing, storage, and transmission of personal data. Any violation of privacy, data protection, or cybersecurity laws by our third-party processors could have an adverse effect on our business and result in significant fines and penalties.
Our compliance efforts are further complicated by the fact that privacy and data security laws, rules, regulations, and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable U.S. and international privacy and data security laws, rules, regulations, standards, certifications, or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release, or transfer of personal data, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time, and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions, and costly litigation, including class actions. Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have an adverse effect on our business, operating results, and financial condition.
We are subject to European digital services and content moderation regulations, which impose evolving compliance requirements that may impact how we offer our products in Europe.
The adoption of European laws relating to the internet or other areas of our business could affect the manner in which we currently conduct our business. The EU Digital Services Act (the “DSA”) governs, among other things, our potential liability for illegal services or content on our platform, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). The DSA may increase our compliance costs, require changes to our user interface, processes, operations, and business practices which may adversely affect our ability to attract, retain and provide our services to users, and may otherwise adversely affect our business, operating results, and financial condition. Similarly, in the UK, the Online Safety Act 2023 (the “OSA”) establishes a regulatory framework for user-to-user services and imposes obligations to protect users from illegal content which may increase compliance costs and may otherwise adversely affect our business, operating results, and financial condition. Failure to comply with the DSA or OSA can result in significant fines.
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
We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the NYSE. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second Annual Report on

Form 10-K. We also expect that we will be required to include an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation and management reporting requirements of Section 404 of the Sarbanes-Oxley Act that will apply starting with our second Annual Report on Form 10-K. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and future prospects. We have hired and expect to continue to hire additional employees to assist us in complying with these requirements, and we may also engage outside consultants, either of which will increase our operating expenses.
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
The preparation of financial statements in conformity with the U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, equity, the fair value of our Class A common stock prior to our IPO, and the amount of revenue and expenses, including stock-based compensation, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, those related to, stock-based compensation, including the estimation of the underlying fair value of common stock prior to our IPO and the estimation of the fair value of market-based awards. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, potentially resulting in a decline in the market price of our Class A common stock.

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
In June 2025, we entered into a credit agreement (the “Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, and RBC Capital Markets, LLC, as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto, to fund working capital and general corporate purpose expenditures. The Revolving Credit Agreement provides for a revolving credit facility of up to $500.0 million (the “Revolving Credit Facility”) and a subfacility of up to $150.0 million for letters of credit, and provides us with a right to increase the Revolving Credit Facility and/or add one or more tranches of term loans or to increase the amount of any existing term loans. In July 2025, we drew $330.5 million on the Revolving Credit Facility in order to pay tax withholding and remittance obligations associated with the net settlement of restricted stock units (“RSUs”) in connection with our IPO, and we used a portion of the net proceeds from our IPO to repay such indebtedness. The Revolving Credit Agreement contains a financial covenant requiring that Liquidity (defined as unrestricted cash and cash equivalents, plus the undrawn revolver commitments) is not less than $100.0 million as of the last day of each fiscal quarter. The Revolving Credit Agreement contains additional customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, asset dispositions and affiliate transactions, each subject to customary exceptions and baskets, and customary events of default. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets.
Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants could result in a default under the Revolving Credit Facility. Such a default could permit lenders to accelerate the maturity of outstanding amounts under our Revolving Credit Facility, if any, which in turn could result in material adverse consequences that negatively impact our business, the market price for our Class A common stock, and our ability to obtain other financing in the future. In addition, the Revolving Credit Agreement’s covenants, consent requirements, and other provisions may limit our flexibility to pursue or fund strategic initiatives or acquisitions that might be in the long-term interests of us and stockholders.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business, operating results, and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, or privileges that are superior to those of holders of our Class A common stock. We expect that our existing cash and cash equivalents, and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Our ability to raise capital in the future may be impacted by global macroeconomic conditions, which may make it difficult to raise additional capital on favorable terms, if at all. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. Furthermore, we have authorized the issuance of undesignated preferred stock and blockchain common stock that our Board of Directors could use to, among other things, issue shares of our capital stock in the form of blockchain tokens, implement a stockholder rights plan, or issue other shares of preferred stock or common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued common stock. We do not currently have any specific plans to issue shares of our capital stock in the form of blockchain tokens. The trading prices of the common stock of technology companies have been highly volatile in recent years as a result of inflation, interest rate volatility, actual or perceived global banking and finance related issues, geopolitical instability, warfare, uncertainty, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
Our ability to use our deferred tax assets may be subject to certain limitations under U.S. or foreign law.
Realization of our deferred tax assets, in the form of future domestic or foreign tax deductions, credits, or other tax benefits, will depend on future taxable income, and there is a risk that some or all of such tax assets could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. For example, future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code, which could limit our use of such tax assets in certain circumstances. Similarly, additional changes may be made to U.S. (federal and state) and foreign tax laws which could further limit our ability to fully utilize these tax assets against future taxable income.
Under the Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of a minimum tax referred to as the Corporate Alternative Minimum Tax, if such minimum tax applies to us. Therefore, we may be required to pay additional U.S. federal income taxes despite any available tax deductions, U.S. federal NOL carryforwards, credits, or other tax benefits that we accumulate.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.
We cannot predict the prices at which our Class A common stock will continue to trade. The market price of our Class A common stock depends on a number of factors, including, but not limited to, those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating results. In addition, the current limited public float of our Class A common stock will tend to increase the volatility of the trading price of our Class A common stock, which may be further increased due to retail investor interest. Since our IPO, the trading price of our Class A common stock has experienced significant volatility. For example, our Class A common stock traded as high as approximately $124.63 per share on the first day of trading following our IPO and, as of February 17, 2026, traded as low as approximately $19.85 per share. The trading price of our Class A common stock may continue to be volatile and decline further, including for reasons unrelated to our operating performance, such as valuation compression due to investor sentiment regarding software, AI, or obsolescence risk. You may not be able to resell your shares at or above the price you paid for them, and could lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, the following:
•actual or anticipated changes or fluctuations in our operating results;
•the global political, economic, and macroeconomic climate, including, but not limited to, the imposition of trade barriers, tariffs, and other protectionist measures, actual or perceived global banking and finance related issues, uncertainty with respect to the U.S. federal debt ceiling and budget and potential

U.S. federal government shutdowns related thereto, labor shortages, high unemployment rates, labor displacement, supply chain disruptions, potential recession, inflation, and interest rate volatility;
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
•the expiration of contractual lock up agreements and sales of shares of our Class A common stock by us or our stockholders;
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
•geopolitical instability, warfare, and uncertainty, or responses thereto; and
•actual or perceived cybersecurity incidents.
In addition, the stock market in general, and the market for technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty. In particular, market sentiment regarding software-as-a-service business models, the pace of AI adoption, and the perceived risk that AI could reduce demand for, or change monetization of, design, development, and collaboration tools may contribute to valuation compression for our company and other software companies, even if our historical operating results and near-term financial performance remain relatively stable. These economic, political, regulatory, and market conditions may negatively impact the market price of our Class A common stock, regardless of our actual operating results. In the past, securities class action litigation and derivative litigation have often been instituted against companies following periods of volatility in the market price of a company’s securities. These types of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant litigation defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. Any of the above potential effects relating to potential volatility in the market price of our Class A common stock could have an adverse effect on our business, operating results, financial condition, and future prospects.
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
As of December 31, 2025, Mr. Field and Evan Wallace, our other co-founder, collectively held substantially all of the issued and outstanding shares of our Class B common stock. Moreover, pursuant to an irrevocable proxy granted by Mr. Wallace and the Wu-Wallace Family Trust (the “Wallace Proxy”), an affiliate of Mr. Wallace, to Mr. Field, Mr. Field has the complete and unlimited authority to act, in his sole discretion, on their behalf, to vote any number of shares of our capital stock, owned or beneficially held by them at any time and from time to time (the “Wallace Proxy Shares”) on all matters submitted to a vote of stockholders at a meeting of stockholders or through the solicitation of a written consent of stockholders and for any contractual voting rights that may be applicable to the Wallace Proxy Shares.
As of December 31, 2025, Mr. Field held approximately 72.3% of the voting power of our outstanding capital stock, including 24.4% of the voting power subject to the Wallace Proxy, which voting power may increase over time upon the exercise or settlement of equity awards held by Mr. Field. As a result, Mr. Field is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Field may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. In addition, we and Mr. Field are party to a Nominating Agreement under which we and Mr. Field are required to take certain actions to include Mr. Field in the slate of nominees nominated by our Board of Directors for the applicable class of directors (or the full Board of Directors, if the Board of Directors is not classified at such time), include him in our proxy statement, cause our Board of Directors, subject to their fiduciary duties, to recommend in favor of Mr. Field’s election or re-election to our Board of Directors and solicit proxies or consents in favor of electing Mr. Field to our Board of Directors.
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
Upon the expiration of the Extended Lock-Up Period, as defined and described further below, all of the shares of our Class A common stock will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (including any shares that were purchased by any of our affiliates in our IPO), will only be able to be sold in compliance with Rule 144 under the Securities Act.
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
Notwithstanding the foregoing,
(a)17.5% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 38.9 million shares) were released and became available for transfer, distribution, or sale at the discretion of the Extended Lock-up Holders beginning at the commencement of trading on November 7, 2025;
(b)we expect that 20% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 44.4 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-up Holders beginning at the commencement of trading on February 20, 2026;
(c)up to an additional 27.5% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 61.1 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-up Holders beginning at the commencement of trading on the second trading day after the date that we announce earnings for the quarter ending March 31, 2026; and

(d)the remainder of the shares of Class A Common Stock held by the Extended Lock-Up Holders (approximately 77.7 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-up Holders and the Extended-Lock-Up Period will terminate on the earlier of (i) the commencement of trading on the second trading day after the date that we announce earnings for the quarter ending June 30, 2026 and (ii) August 31, 2026.
When the Extended Lock-Up Period expires, the Extended Lock-Up Holders will be able to sell our shares in the public market, subject to compliance with Rule 144 under the Securities Act. In addition, we may release all or some portion of the shares subject to the Extended Lock Up Agreement prior to the expiration of the Extended Lock-Up Period at any time. Sales of a substantial number of such shares upon expiration of the Extended Lock-Up Period, or the perception that such sales may occur, or early release of all or some portion of the shares subject to the Extended Lock Up Agreement, could cause the market price of Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
We currently generally use a sell-to-cover settlement method to satisfy tax withholding and remittance obligations associated with the vesting and settlement of RSUs held by our employees, under which shares of our Class A common stock are sold into the market on behalf of our employees to cover the associated tax withholding obligations. Such sales will cause dilution to our stockholders and could increase the volatility of the trading price of our Class A common stock. We may, at any time, decide to switch to generally use a net settlement method to satisfy tax withholding and remittance obligations associated with the vesting and settlement of RSUs held by our employees. To the extent that in the future we net settle all or a portion of the shares underlying outstanding RSUs, including, but not limited to, shares subject to the 2021 CEO Market Award, 2025 CEO Service Award and 2025 CEO Stock Price Award (each as defined and described further in Note 13 “Stockholders’ Equity—CEO equity awards” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K), we expect to expend significant funds to satisfy the associated tax withholding obligations, which could have an adverse effect on our business, operating results, financial condition, and the trading price of our Class A common stock.
We previously determined that the public market capitalization based vesting conditions with respect to the 2021 CEO Market Award were achieved during the three months ended September 30, 2025. As a result, 50% of the RSUs underlying the award settled on November 17, 2025 and the remaining 50% of the RSUs underlying the 2021 CEO Market Award, which we initially expected to settle on February 17, 2026, are now expected to settle on March 2, 2026 in order to align to the regular settlement date for our employee RSUs. Moreover, a portion of the 2025 CEO Service Award is expected to settle in or about July 2026, so long as Mr. Field continues to provide service to us as of such date. Additionally, we have determined that the stock price based vesting conditions for a portion of the 2025 CEO Stock Price Award were achieved during the three months ended September 30, 2025, and a portion of the 2025 CEO Stock Price Award is expected to settle in or about July 2026, so long as Mr. Field continues to provide service to us as of such date. The remaining portions of the 2025 CEO Stock Price Award and 2025 CEO Service Award will vest and settle from time to time in accordance with the terms of the applicable award, in each case so long as Mr. Field continues to provide service to us as of such dates. If all or a portion of the shares subject to Mr. Field’s awards are net settled to satisfy tax withholding and remittance obligations associated with such settlements, we could expend significant funds to satisfy the tax withholding obligation. If all or a portion of the shares subject to Mr. Field’s awards are sold into the market in sell-to-cover transactions to satisfy tax withholding and remittance obligations associated with such settlements, such sales will dilute our stockholders and could increase the volatility of the trading price of our Class A common stock.
As of December 31, 2025, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 13,272,108 shares of Class A common stock and 53,240,108 shares of Class A common stock, respectively. In addition, as of December 31, 2025, we had RSUs outstanding that, if fully vested and settled, would result in the issuance of 34,585,338 shares of Class B common stock. All of the shares of Class A common stock issuable upon the exercise or settlement of stock options or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.

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
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend on our operating results, financial condition, capital requirements, general business conditions, instruments, and other factors that our Board of Directors may deem relevant. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our Revolving Credit Facility. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
General Risk Factors
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as geopolitical instability, warfare, and uncertainty, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism, and other geopolitical instability or uncertainty could cause disruptions in our business, the businesses of our partners or customers, or the economy as a whole. Moreover, the risks associated with AI technology are still unknown and advances in AI could pose risks, including, but not limited to, cyberattacks, terrorism, disruption to labor markets, criminal misuse, autonomous warfare, and catastrophic accidents.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Our restated bylaws provide that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws, any action to interpret, apply, enforce, or determine the validity of our restated certificate of incorporation, or our restated bylaws, any action asserting a claim against us that is governed by the internal affairs doctrine or any action asserting an internal corporate claim (as defined in the DGCL).
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, and we maintain a robust cybersecurity risk management program. The cross-functional group responsible for our cybersecurity risk management includes members of our governance, risk, and compliance (“GRC”) team, legal, information technology, procurement, security engineering, and internal audit teams, including members of our senior management team. Our cybersecurity program is designed to anticipate, identify, monitor, evaluate, respond to, and protect against cybersecurity risks, threats, and incidents, including those associated with our products and platform, as well as our use of software, applications, services, and cloud infrastructure developed or provided by third-party vendors and service providers, and to protect the confidentiality, integrity, and availability of our systems and data, including customer information and our intellectual property. This program is informed in part by industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.
We have established a comprehensive set of information security policies, which include policies for the mitigation of risks related to cybersecurity threats, as well as an incident management policy, which outlines the procedures for our response to potential cybersecurity incidents. This framework is intended to identify cybersecurity threats and incidents, assess the severity and overall risk of any cybersecurity threat or attack, implement countermeasures and mitigation or remediation strategies, and inform the relevant members of our senior management team, who inform the Audit Committee and our Board of Directors of material cybersecurity threats or incidents. We regularly review and update these policies to account for changes in the threat and operational landscapes and in response to legal and regulatory developments. Our incident response team is responsible for the assessment, monitoring, and disposition of potential security incidents and implementing an incident response plan. A cross functional incident management policy includes processes and procedures for assessing and classifying potential incidents by severity and priority, defining roles among the cross-functional incident response team, communicating details of potential incidents to internal stakeholders, advisors, and external authorities, including law enforcement when necessary, and developing a plan for mitigation, containment, remediation, disclosure, and/or notification, in each case to the extent applicable, as well as post-incident recovery designed to safeguard the confidentiality, availability, and integrity of the data and information assets that we store or process.
In addition to our information security policy, our security and legal teams work with our product, design, and engineering teams to identify areas of potential cybersecurity and data privacy risk and implement mitigation or remediation measures with respect to the development of our platform, products, and features. We also require mandatory cybersecurity and data privacy training for all employees and any contractor with access to our information technology systems, as well as additional training for members of our incident response teams. In addition, we engage third parties, including counsel, auditors, consultants, vendors, and other external service providers, to support our cybersecurity and data privacy programs. For example, we regularly engage independent third parties for penetration testing and evaluation of our compliance with various security standards, including SOC 2 Type II, ISO 27001, ISO 27701, ISO 27017, and ISO 27018. We also have processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, including performing due diligence and review of our vendors’ and prospective vendors' cybersecurity risk profile.
Despite significant investments in our cybersecurity risk management program, there can be no assurance that we can prevent or mitigate a cybersecurity incident that could have a material adverse effect on us. However, to date we are not aware of any such incidents that have had a material impact on our offerings, systems or business. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, including “Security and privacy breaches may adversely impact our business, operating results, and financial condition.”
Cybersecurity Governance
Our Board of Directors oversees our overall enterprise risk management, and our Audit Committee specifically oversees and regularly reviews cybersecurity risk management. The Audit Committee provides oversight and reviews management policies, processes, and procedures related to the cybersecurity risks to which we are exposed. Management regularly reports to the Audit Committee regarding its process and procedures to mitigate or remediate cybersecurity risks, threats, and incidents, along with results of our cybersecurity monitoring activities.
We also have established a cross-functional team that is responsible for our information security and privacy programs and practices, as well as assessing, identifying, managing, and mitigating security and privacy risks. Members of this team report periodically to the Board of Directors, Audit Committee, and our senior leadership. This team includes senior leaders from our GRC, legal, information technology, procurement, security engineering, and internal audit teams, and is overseen by our Chief Technology Officer, Chief Financial Officer, and our General Counsel. Our Chief Technology Officer has been with us since 2017, having served as our VP of Engineering or Chief Technology Officer for a total of over eight years, and has over two decades of experience in the engineering and security profession. Our Chief Financial Officer has been with us since 2017, having served as our Head of Business Operations and Finance or Chief Financial Officer for a total of over eight years, and has over ten years of experience in finance and business operations at technology companies. Our General Counsel has been with us since 2019, having served as our Director of Legal, VP of Legal, or General Counsel for a total of over six years, and has over 15 years of experience in the legal profession advising companies in the technology space.
Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are mitigated and monitored, implementing appropriate mitigation or remediation measures, and maintaining cybersecurity programs. Members of senior leadership are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through their management of, and participation in, the cybersecurity risk management program described herein.
ITEM 2. PROPERTIES
We are headquartered in San Francisco, California, where we occupy approximately 98,000 square feet of office space pursuant to a lease that is expected to expire in 2028, subject to the terms thereof. We also lease or purchase service memberships to additional facilities in New York, New York; Seattle, Washington; Grand Rapids, Michigan; London, U.K.; Berlin, Germany; Paris, France; Tokyo, Japan; Singapore; Sydney, Australia;

Bengaluru, India; Dublin, Ireland; Tel Aviv, Israel; and São Paulo, Brazil. These offices are leased and we do not own any real property.
We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
ITEM 3. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For more information, see Note 11 “Commitments and Contingencies – Legal Matters” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for our Common Stock
Our Class A common stock has been traded on the NYSE under the symbol “FIG” since July 31, 2025. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock and Class C common stock are not listed or traded on any stock exchange.
Holders of our Common Stock
As of the close of business on December 31, 2025, there were approximately 107 stockholders of record of our Class A common stock, eight stockholders of record of our Class B common stock, and no stockholders of record of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock and do not expect to pay any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors believes are relevant.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act.
The performance graph below shows the cumulative total return to stockholders of our Class A common stock between July 31, 2025 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2025, in comparison to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Information Technology Index. This graph assumes that $100 was invested in our Class A common stock and each index at their respective closing prices on July 31, 2025. The data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not indicative of, nor is it intended to forecast, our potential future stock price performance.

$140
$120
$100
$80
$60
$40
$20
$0
7/31/25
8/31/25
9/30/25
10/31/25
11/30/25
12/31/25
Figma Inc.
S&P 500
S&P 500 Information Technology

Recent Sales of Unregistered Securities
In October 2025, we issued an aggregate of 1,370,398 shares of Class A common stock as consideration to accredited investors in connection with the acquisition of a privately-held technology company. The issuance of shares of Class A common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. The recipients of the securities in these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the book-entry shares issued in these transactions. All recipients of the foregoing transactions either received adequate information about us or had access, through their relationships with us, to such information.
Use of Proceeds
On July 30, 2025, our registration statement on Form S-1 (File No 333-288451) relating to our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus for our IPO filed with the SEC, pursuant to Rule 424(b)(4), on July 31, 2025 (the “Final Prospectus”) and our other periodic reports previously filed with the SEC.
Issuer Purchases of Equity Securities
None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K for a discussion of the uncertainties, risks, and assumptions associated with these statements. This section of our Annual Report on Form 10-K discusses our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. A discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Final Prospectus.
Overview
Figma is where teams come together to turn ideas into the world’s best digital products and experiences. We launched Figma Design in 2015 using WebGL technology to bring design into the browser for the first time, making it easier and more efficient for designers to work alongside developers, PMs, researchers, and other participants in the product development process. Since then, we have added products and features to support the process of going from idea to product.
In 2021, we launched our second product: FigJam, an online whiteboarding tool. Then, in 2023 we launched Dev Mode, a product tailored for developers. In 2024, we introduced Figma Slides to give teams a new tool to drive strategy and alignment along the way.
In 2025, we doubled our product portfolio with the launch of four new products: Figma Sites, Figma Make, Figma Buzz, and Figma Draw. Figma Make lets users go directly from prompt to working prototype, at which point they can immediately validate an idea and choose to iterate on it. Users can improve the design of their product via further prompting, editing code directly, or through visual manipulation. Figma Sites is a product that lets you design a website and directly publish it to the web, with a URL of your choice. Figma Buzz is a product for easily creating marketing assets, like social media assets and digital ads, at scale. Figma Draw provides a dedicated space for finer vector editing required when drawing detailed iconography and product illustrations. We’ve also added our own MCP server, which allows developers to connect an agent in their code editor directly to designs in Figma. Developers can ask the agent to inspect the design and use this context to convert it into working code in their codebase.
With the addition of these new products and increasing AI functionality across our platform, Figma has expanded to help teams go from idea to shipped product all in one place. We believe AI will continue to accelerate this journey by helping users of all skill levels to ideate, iterate, and build faster. We are continuing to invest in AI so our customers can continue to innovate and push what is possible on our platform. We have also made acquisitions that expand Figma’s capabilities, such as Payload, a leading open-source headless content management system, and Weavy, now Figma Weave, which brings the world’s leading AI models together with professional editing tools on a single, browser-based canvas.
As we have grown our platform, we have also grown our community of both free and paying users, in part by offering enhanced features and functionality based on user and organizational needs. Our free Starter plan makes it easy for anyone to quickly get started with Figma and experience the benefits of our platform. More advanced functionality is available on our paid plans, including our Professional, Organization, and Enterprise plans, each of which are designed to meet the specific and sometimes complex needs of teams. In 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we intend to begin enforcing AI credit limits and start rolling out the ability for customers to purchase an additional AI credit subscription or opt into a pay-as-you-go AI credit plan based on their needs.
Factors Impacting our Operating Results
Initial Public Offering
On August 1, 2025, we completed the IPO, in which we issued 12.5 million shares of our Class A common stock at a public offering price of $33.00 per share, which resulted in net proceeds of $393.1 million after deducting underwriting discounts and commissions and before deducting offering costs payable by us. In addition, selling stockholders sold 30.0 million shares of Class A common stock in the IPO, including 5.5 million shares of Class A common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase shares of Class A common stock, at the public offering price of $33.00 per share. We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.
In connection with the IPO, all outstanding shares of our convertible preferred stock automatically converted into 246.0 million shares of Class A common stock on a one-to-one basis.
In connection with the IPO, we recognized a one-time cumulative stock-based compensation expense of $975.7 million associated with the vested RSUs with a liquidity-event performance-based vesting condition, which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date. Concurrently with the IPO, we issued 9.6 million shares of our Class A common stock and 3.9 million shares of our Class B common stock upon settlement of the RSUs vested in connection with the IPO, net of 12.5 million shares withheld to satisfy related tax withholding and remittance obligations. Based on the IPO price of $33.00 per share, our related tax withholding obligations were $411.4 million and were paid during the year ended December 31, 2025.
Prior to the IPO, deferred offering costs, which consisted of direct incremental legal, accounting, consulting, and other fees relating to the IPO, were capitalized within prepaid expenses and other current assets on our consolidated balance sheets. In connection with the IPO, deferred offering costs of $10.8 million were reclassified to stockholders’ equity as a reduction of the net proceeds received from the IPO. There were no deferred offering costs incurred as of December 31, 2024.
Abandoned Merger with Adobe, Inc.
On September 15, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adobe, Inc. (“Adobe”) and certain of Adobe’s wholly-owned subsidiaries.
On December 17, 2023, we mutually agreed with Adobe to terminate the Merger Agreement based on the joint assessment that there was no clear path to obtain the required regulatory approvals for the transaction to close (the “Abandoned Merger with Adobe”). We incurred transaction costs and other related expenses associated with the Abandoned Merger with Adobe of $18.1 million and $97.9 million for the years ended December 31, 2024 and 2023, respectively. The operating cash outflow associated with these transaction costs and other related expenses was $68.5 million and $50.8 million for the years ended December 31, 2024 and 2023, respectively. Additionally, we paid $181.0 million in federal and state income taxes related to the transaction during the year ended December 31, 2024, which was included in cash flows used in operating activities in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

May 2024 Restricted Stock Unit Release and 2024 Stock Option Grants
Following the Abandoned Merger with Adobe, we provided our existing equity holders, including holders of RSUs, the opportunity to sell a portion of their eligible equity holdings in a tender offer (the “2024 Tender Offer”). In order to allow holders of RSUs to participate, in May 2024, we modified certain RSUs for which the service-based condition was satisfied to remove the performance-based vesting condition (the “May 2024 RSU Release”), resulting in the recognition of stock-based compensation expense, net of amounts capitalized, of $801.2 million during the year ended December 31, 2024.
On August 22, 2024, we also granted stock options to purchase shares of our common stock to eligible employees in connection with the 2024 Tender Offer (the “2024 Stock Option Grants”). These stock options were fully vested at grant and therefore the related stock-based compensation expense, net of amounts capitalized, of $88.1 million was recognized during the year ended December 31, 2024.
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

	As of December 31,
	2025	2024	2023
Paid Customers with more than $10,000 in ARR	13,861	10,517	7,233
Paid Customers with more than $100,000 in ARR	1,405	963	630
Net Dollar Retention Rate	136%	134%	122%
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
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the below non-GAAP financial measures are useful in evaluating our operating performance. We use the below non-GAAP financial information, collectively, to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance. The non-GAAP financial information is presented for supplemental informational purposes only, and should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly-titled non-GAAP measures used by other companies. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures.
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

The following table reflects the reconciliation of loss from operations to non-GAAP operating income and non-GAAP operating margin for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except percentages)
Loss from operations	$(1,290,457)	$(877,433)	$(73,456)
Plus: Stock-based compensation expense(1)	1,364,133	947,553	2,703
Plus: Amortization of stock-based compensation included in capitalized internal use software development costs	790	186	28
Plus: Transaction costs and other related expenses associated with the Abandoned Merger with Adobe(2)	—	18,064	97,853
Plus: Employer payroll taxes on employee stock transactions(3)	46,731	27,399	—
Plus: Amortization of acquired intangibles from acquisitions	8,308	—	—
Plus: 2024 Tender Offer transaction costs(4)	—	11,449	—
Non-GAAP operating income	$129,505	$127,218	$27,128
Operating margin	(122)%	(117)%	(15)%
Non-GAAP operating margin	12%	17%	5%
__________________
(1)The stock-based compensation expense for the year ended December 31, 2025 includes the impact of RSUs for which the performance-based and service-based vesting conditions had been satisfied in connection with the IPO. The stock-based compensation expense for the year ended December 31, 2024 is primarily related to the May 2024 RSU Release and 2024 Stock Option Grants. See the section titled “—Factors Impacting our Operating Results—May 2024 Restricted Stock Unit Release and 2024 Stock Option Grants” for further information.
(2)Transaction costs and other related expenses associated with the Abandoned Merger with Adobe include legal, accounting, professional services fees, local business taxes, and non-recurring compensation expenses related to the transaction.
(3)Employer payroll taxes on employee stock transactions for the year ended December 31, 2025 is primarily related to employer taxes paid on RSU releases in connection with and subsequent to the IPO. Employer payroll taxes on employee stock transactions for the year ended December 31, 2024 is related to the May 2024 RSU Release and 2024 Tender Offer.
(4)2024 Tender Offer transaction costs includes legal and professional services fees.
Free Cash Flow and Adjusted Free Cash Flow
We define Free Cash Flow as GAAP net cash provided by (used in) operating activities less capital expenditures and capitalized internal use software development costs, if any. Adjusted Free Cash Flow is a non-GAAP financial measure that we calculate as Free Cash Flow less the termination fee received from the Abandoned Merger with Adobe, plus transaction costs and other related expenses associated with the Abandoned Merger with Adobe and estimated income taxes related to the Abandoned Merger with Adobe. Adjusted Free Cash Flow Margin represents Adjusted Free Cash Flow divided by revenue. Transaction costs and other related expenses include legal, accounting, professional services fees, local business taxes, and non-recurring compensation expenses related to the Abandoned Merger with Adobe. We believe that Free Cash Flow and Adjusted Free Cash Flow are useful indicators of liquidity that provide information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment and capitalized internal use software development costs, can be used for strategic initiatives, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. We have adjusted our Free Cash Flow by the amount of cash received related to the termination fee from the Abandoned Merger with Adobe, transaction costs and other related expenses associated with the Abandoned Merger with Adobe, and estimated income taxes attributable to the Abandoned Merger with Adobe because we do not expect such items to occur in the future periods and we believe that this provides greater comparability across periods. Free Cash Flow and Adjusted Free Cash Flow have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of other GAAP financial measures, such as net cash provided by (used in) operating activities. Some of the limitations of Free Cash Flow and Adjusted Free Cash Flow are that these metrics do not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting their usefulness as comparative measures. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth.

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
The following table presents our cash flows for the periods presented and a reconciliation of Free Cash Flow and Adjusted Free Cash Flow to net cash provided by (used in) operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except percentages)
Net cash provided by (used in) operating activities(1)	$250,681	$(61,717)	$1,047,334
Less: Capital expenditures	(4,444)	(1,977)	(3,737)
Less: Capitalized internal use software development costs	(3,553)	(4,524)	(2,630)
Free Cash Flow	$242,684	$(68,218)	$1,040,967
Less: Termination fee received from the Abandoned Merger with Adobe	—	—	(1,000,000)
Add: Transaction costs and other related expenses associated with the Abandoned Merger with Adobe(2)	—	68,492	50,842
Add: Estimated income taxes related to the Abandoned Merger with Adobe(3)	—	180,987	—
Adjusted Free Cash Flow	$242,684	$181,261	$91,809
Net cash used in investing activities	$(371,413)	$(784,257)	$(57,336)
Net cash provided by financing activities	$43,338	$62,450	$—
Operating Cash Flow Margin(4)	24%	(8)%	207%
Free Cash Flow Margin(5)	23%	(9)%	206%
Adjusted Free Cash Flow Margin(6)	23%	24%	18%
__________________
(1)Cash provided by operating activities includes the impact of the $24.5 million tax payment made to the Israeli tax authority related to the transfer of intellectual property to the United States in connection with our acquisition of Weavy during the year ended December 31, 2025.
(2)Transaction costs and other related expenses associated with the Abandoned Merger with Adobe include legal, accounting, professional services fees, local business taxes, and non-recurring compensation expenses related to the transaction.
(3)The estimated income taxes related to the Abandoned Merger with Adobe represents our assessment of the transaction’s impact on our 2023 federal and state income tax payments, which were included in cash provided by operating activities for the year ended December 31, 2024.
(4)Operating Cash Flow Margin is calculated as net cash provided by (used in) operating activities divided by revenue.
(5)Free Cash Flow Margin is a non-GAAP financial measure that is calculated as Free Cash Flow divided by revenue.
(6)Adjusted Free Cash Flow Margin is a non-GAAP financial measure that is calculated as Adjusted Free Cash Flow divided by revenue.
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

Costs That May Impact Multiple Line Items
Employee-Related Costs and Overhead Allocation. Employee-related costs include salaries, bonuses, benefits, stock-based compensation, and related employer payroll taxes for cost of revenue and each operating expense category. Overhead costs represent shared costs that are not specific to a functional group and are allocated based on headcount. Such costs include costs associated with office facilities, workplace and IT-related personnel expenses, depreciation of property and equipment, and other expenses, such as software subscription fees. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
AI and Related Costs. As a part of our product innovation, we have made and will continue to make significant investments to integrate AI, including generative AI, into our platform. We expect that the use of AI technologies and our investments to integrate AI into our platform will impact our business, operating results, and financial condition. For example, in the short-term, we expect that our AI investments and use of AI technologies, including spend on AI inference and model training, will impact our cost of revenue, research and development expenses, and sales and marketing expenses, which we expect to negatively impact our gross margins and operating margins. Given the newness and rapid development of these technologies, the impacts on our gross margins and operating margins, and our business, operating results, financial condition, and future prospects over the longer term are currently unknown.
Cost of Revenue
Cost of revenue consists primarily of technical infrastructure and hosting costs, including AI inference, employee-related costs, including stock-based compensation and related employer payroll taxes, for infrastructure and product support teams for paid users of Figma, payment processing fees, amortization of capitalized internal-use software development costs, amortization of acquired developed technologies, and allocated overhead. Depending on the timing of investments in our platform, including those related to our AI initiatives, we expect that our cost of revenue will increase in absolute dollars as our business grows and will fluctuate as a percentage of our revenue from period-to-period depending on the timing of these investments.
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
Operating Expenses
Research and development. Our research and development expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, technical infrastructure and hosting costs, professional services fees, software subscription fees, and allocated overhead. We expense our research and development costs as they are incurred, other than capitalized internal-use software development costs. Our research and development expenses as a percentage of revenue of 98% for the year ended December 31, 2025, was primarily driven by the stock-based compensation expense and related employer payroll taxes for RSUs in which the performance-based and service-based vesting conditions had been satisfied in connection with the IPO. Our research and development expenses as a percentage of revenue of 100% for the year ended December 31, 2024, was primarily driven by the stock-based compensation expense related to the May 2024 RSU Release and the 2024 Stock Option Grants. Over time, we expect that our research and development expenses will increase in absolute dollars relative to our research and development expenses prior to 2024 and 2025, which exclude the events referenced in the section titled “Factors Impacting our Operating Results,” as we continue to invest in our platform. However, depending on the timing of our investments, including those related to our AI initiatives, we anticipate that research and development expenses may fluctuate as a percentage of our revenue from period-to-period.

Sales and marketing. Our sales and marketing expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, expenses associated with our marketing and brand advertising campaigns, events, such as annual user conferences, including Config, amortization of sales commissions, amortization of acquired customer relationships, professional services fees, software subscription fees, and allocated overhead. Additionally, we classify within sales and marketing technical infrastructure and hosting costs, including AI inference, as well as overhead costs for our infrastructure and product support teams related to the users of our free version of Figma. We capitalize and subsequently amortize sales commissions and related expenses, including associated payroll taxes and 401(k) contributions, over the estimated period of benefit, which we have determined to be four years. Our sales and marketing expenses as a percentage of revenue of 55% for the year ended December 31, 2025, was primarily driven by the stock-based compensation expense and related employer payroll taxes for RSUs in which the performance-based and service-based vesting conditions had been satisfied in connection with the IPO. Our sales and marketing expenses as a percentage of revenue of 63% for the year ended December 31, 2024, was primarily driven by the stock-based compensation expense related to the May 2024 RSU Release and the 2024 Stock Option Grants. Over time, we expect that our sales and marketing expenses will increase in absolute dollars relative to our sales and marketing expenses prior to 2024 and 2025, which exclude the events referenced in the section titled “Factors Impacting our Operating Results,” as our business grows and we continue to scale our go-to-market organization. However, depending on the timing of our investments, including those related to our AI initiatives, we anticipate that sales and marketing expenses will fluctuate as a percentage of revenue from period-to-period. In addition, historically, we have experienced seasonal fluctuations in our sales and marketing expenses incurred in connection with our annual user conferences, including Config, which we typically host in the second quarter of each year, as well as in connection with other advertising efforts.
General and administrative. Our general and administrative expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include general business expenses, professional services fees, software subscription fees, and allocated overhead. We expect to incur additional expenses as a result of operating as a newly public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. Our general and administrative expenses as a percentage of revenue of 53% for the year ended December 31, 2025, was primarily driven by the stock-based compensation expense and related employer payroll taxes for RSUs in which the performance-based and service-based vesting conditions had been satisfied in connection with the IPO. Our general and administrative expenses as a percentage of revenue of 42% for the year ended December 31, 2024, was primarily driven by the stock-based compensation expense related to the May 2024 RSU Release and the 2024 Stock Option Grants. Over time, we expect that our general and administrative expenses will increase in absolute dollars relative to our general and administrative expenses prior to 2024 and 2025, which exclude the events referenced in the section titled “Factors Impacting our Operating Results,” as our business grows. However, we anticipate that general and administrative expenses will decrease as a percentage of revenue over time, although these expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses.
Other Income, Net
Other income, net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, income earned from certain digital assets, unrealized and realized gains, losses, or impairments related to equity securities, which includes our investments in a Bitcoin exchange traded fund and strategic investments, remeasurement gains or losses on our investment in Bitcoin, which is included within digital assets, non-current on the consolidated balance sheets, gains or losses on foreign currency exchange, amortization of deferred financing costs, interest, and commitments expense on our Revolving Credit Facility, and miscellaneous other expenses.

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
On July 4, 2025, the United States enacted the H.R.1 Reconciliation Act, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA reformed the Code, including by permanently extending certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring the deductibility of domestic research and development expenditures. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment of the OBBBA did not result in a material impact to our provision for (benefit from) income taxes for the year ended December 31, 2025 given we maintain a full valuation allowance on our federal deferred tax assets. The provisions effective in 2025 did not have a significant impact on our consolidated financial statements
Results of Operations
The following tables set forth our consolidated statements of operations data for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Revenue	$1,055,788	$749,011	$504,874
Cost of revenue(1)	185,527	87,514	44,500
Gross profit	870,261	661,497	460,374
Operating expenses(1):
Research and development	1,029,700	751,120	164,774
Sales and marketing	575,508	472,076	201,377
General and administrative	555,510	315,734	167,679
Total operating expenses	2,160,718	1,538,930	533,830
Loss from operations	(1,290,457)	(877,433)	(73,456)
Other income, net	64,815	84,362	1,019,375
Income (loss) before income taxes	(1,225,642)	(793,071)	945,919
Provision for (benefit from) income taxes	24,821	(60,951)	208,078
Net income (loss)	$(1,250,463)	$(732,120)	$737,841
__________________
(1)Includes stock-based compensation, net of amounts capitalized, as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cost of revenue	$50,979	$27,893	$37
Research and development	697,676	511,259	1,890
Sales and marketing	218,823	206,830	253
General and administrative	396,655	201,571	523

The following tables set forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(As a % of revenue(1))
Revenue	100%	100%	100%
Cost of revenue	18	12	9
Gross profit	82	88	91
Operating expenses:
Research and development	98	100	33
Sales and marketing	55	63	40
General and administrative	53	42	33
Total operating expenses	205	205	106
Loss from operations	(122)	(117)	(15)
Other income, net	6	11	202
Income (loss) before income taxes	(116)	(106)	187
Provision for (benefit from) income taxes	2	(8)	41
Net income (loss)	(118)%	(98)%	146%
__________________
(1)Percentages may not foot due to rounding.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue and Cost of Revenue

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except percentages)
Revenue	$1,055,788	$749,011	$306,777	41%
Cost of revenue	185,527	87,514	98,013	112%
Gross profit	$870,261	$661,497	$208,764	32%
Revenue increased by $306.8 million, or 41%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in revenue was primarily due to the addition of new Paid Customers, as our number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 32% and 46%, respectively, as of December 31, 2025 compared to the prior year.
Cost of revenue increased by $98.0 million, or 112%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to $49.1 million of higher technical infrastructure and hosting costs relating to AI and increased usage of our platform for paid users, a $31.9 million increase in employee-related costs, primarily driven by a $24.5 million increase in stock-based compensation expense and related employer payroll taxes, $9.7 million of higher amortization of capitalized internal-use software development costs and acquired intangibles from acquisitions, and $5.9 million of higher payment processing fees.

Research and Development

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except percentages)
Research and development	$1,029,700	$751,120	$278,580	37%
Research and development expenses increased by $278.6 million, or 37%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a $256.0 million increase in employee-related costs, primarily driven by a $207.1 million increase in stock-based compensation expense and related employer payroll taxes, a $7.2 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies, a $6.2 million increase in allocated overhead costs to support the growth of our business, and a $5.8 million increase in software subscription fees.
Sales and Marketing

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except percentages)
Sales and marketing	$575,508	$472,076	$103,432	22%
Sales and marketing expenses increased by $103.4 million, or 22%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was due to a $51.2 million increase in employee-related costs, primarily driven by a $24.1 million increase in stock-based compensation expense and related employer payroll taxes, $19.3 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base and AI-related costs as we rolled out our AI offerings to free users during the period, $17.7 million of higher spend related to marketing and advertising expenses, and $7.4 million of higher sales commission expense due to the year-over-year sales growth.
General and Administrative

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except percentages)
General and administrative	$555,510	$315,734	$239,776	76%
General and administrative expenses increased by $239.8 million, or 76%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a $220.1 million increase in employee-related costs, primarily driven by a $207.5 million increase in stock-based compensation expense and related employer payroll taxes, including the accumulated stock-based compensation expense related to the 2021 CEO Market Award and the 2021 CEO Service Award recognized in connection with the IPO, and $13.7 million of higher professional services fees, primarily driven by external legal services.
Other Income, Net

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except percentages)
Other income, net	$64,815	$84,362	$(19,547)	(23)%

Other income, net decreased by $19.5 million, or 23%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a $25.0 million change in the fair value of equity securities, which was primarily driven by an unrealized gain on our investment in a Bitcoin exchange traded fund in the year ended December 31, 2024, partially offset by a $5.9 million increase in other income, which was primarily driven by a legal settlement received.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,		$ Change	% Change
	2025	2024
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$24,821	$(60,951)	$85,772	(141)%
Benefit from income taxes decreased by $85.8 million, or 141%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. Provision for income taxes recorded in the year ended December 31, 2025 was primarily due to income tax expense related to the transfer of IP rights to the United States in connection with our acquisition of Weavy of approximately $24.5 million. Benefit from income taxes recorded for the year ended December 31, 2024 was primarily due to the anticipated carry back of our research and development tax credit resulting from the May 2024 RSU Release and 2024 Stock Option Grants.
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $403.5 million, digital assets, current of $15.6 million, which is comprised of holdings in USDC, and marketable securities of $1.3 billion. Our Revolving Credit Facility also serves as a source of liquidity. Cash and cash equivalents are comprised of bank deposits, money market funds, corporate bonds, and commercial paper. Digital assets, current on the consolidated balance sheets is comprised of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. Marketable securities are comprised of commercial paper, U.S. agency securities, U.S. treasury securities, corporate bonds, and a Bitcoin exchange traded fund. Substantially all of our cash and cash equivalents are held in the United States. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our products. On August 1, 2025, we completed our IPO, in which we issued and sold an aggregate of 12.5 million shares of Class A common stock at a public offering price of $33.00 per share, resulting in net proceeds to us of approximately $393.1 million after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us.
As of December 31, 2025, we held approximately 173 Bitcoins for investment purposes with a fair value of $15.1 million based on observable market prices, which is included within digital assets, non-current on the consolidated balance sheets. We expect to hold these Bitcoins for the long term but will continue to reassess our Bitcoin investment relative to our balance sheet.
We believe that our current cash, cash equivalents, digital assets, current, and marketable securities, in addition to amounts available for borrowing under our Revolving Credit Facility, will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our subscription growth rate, the timing and extent of spending to support our research and development efforts, our investments in and usage of AI, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, particularly for large organizations, and the continuing market adoption of Figma. We have historically, and may in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters—We may

require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business, operating results, and financial condition.”
Commitments and Contingencies
Our principal commitments consist of our operating lease commitments, future purchase commitments for cloud hosting services, and other commitments consisting of future minimum payments under non-cancelable purchase commitments. Our non-cancelable commitments are disclosed in Note 11 “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Revolving Credit Facility
On June 27, 2025, we entered into the Revolving Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, and RBC Capital Markets, LLC, as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto. The Revolving Credit Agreement provides for the Revolving Credit Facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit. The Revolving Credit Agreement provides us with the right to increase the Revolving Credit Facility and/or to add one or more tranches of term loans or to increase the amount of any existing term loans in an aggregate principal amount not to exceed (a) $2.0 billion, plus (b) the amount of any voluntary prepayments of term loans and/or the Revolving Credit Facility (to the extent accompanied by a permanent reduction of commitments under the Revolving Credit Facility), plus (c) an additional amount, if after giving effect to the incurrence of such additional amount, we do not exceed a maximum debt to EBITDA ratio in accordance with the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains a financial covenant requiring that Liquidity (defined as unrestricted cash and cash equivalents, plus the undrawn revolver commitments) is not less than $100.0 million as of the last day of each fiscal quarter. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants (including restrictions on indebtedness, liens, investments, asset dispositions and affiliate transactions, each subject to customary exceptions and baskets) and customary events of default (including, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross-default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events). The obligations under the Revolving Credit Agreement are secured by liens on substantially all of our assets. The Revolving Credit Facility matures on June 27, 2030.
On July 30, 2025, we drew $330.5 million under the Revolving Credit Facility in order to pay a portion of the anticipated withholding and remittance obligations related to the vesting and settlement of RSUs for which the performance-based vesting condition had been satisfied in connection with our IPO and used a portion of the net proceeds from our IPO to repay such indebtedness in full on August 1, 2025. As of December 31, 2025, we had no outstanding balance under the Revolving Credit Facility and our total available borrowing capacity under the Revolving Credit Facility was $500.0 million. We were in compliance with all applicable covenants as of December 31, 2025.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Net cash provided by (used in) operating activities	$250,681	$(61,717)	$1,047,334
Net cash used in investing activities	(371,413)	(784,257)	(57,336)
Net cash provided by financing activities	43,338	62,450	—
Net decrease in cash, cash equivalents, and restricted cash	$(77,394)	$(783,524)	$989,998
Cash Provided by (Used in) Operating Activities
Our largest source of operating cash is cash collections from organizations on a paid subscription plan. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and technical infrastructure and hosting costs.
During the year ended December 31, 2025, operating activities provided $250.7 million in cash. The primary factors affecting our cash flows during this period were our net loss of $1.3 billion, adjusted for $1.4 billion from non-cash charges, and net cash inflows of $98.2 million from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $1.4 billion of stock-based compensation expense, net of amounts capitalized, $20.9 million of amortization of deferred commissions, $18.0 million of non-cash operating lease costs, and $15.6 million of depreciation and amortization expense, partially offset by $15.9 million in net accretion of discounts on marketable securities. The cash provided from changes in our operating assets and liabilities was primarily due to a $214.0 million increase in deferred revenue related to increased billings and a $77.0 million increase in accrued compensation and benefits as a result of our increased headcount associated with the growth of our business and the implementation of a company-wide annual bonus program. These amounts were partially offset by a $117.7 million increase in accounts receivable related to the timing of billings and collections, a $36.2 million increase in other assets related to an increase in capitalized commissions, and a $35.9 million increase in prepaid expenses and other current assets.
During the year ended December 31, 2024, operating activities used $61.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $732.1 million and net cash outflows of $270.0 million from changes in our operating assets and liabilities, adjusted for $940.4 million in non-cash charges. The non-cash charges primarily consisted of $947.6 million in stock-based compensation, $14.8 million of amortization of deferred commissions, and $14.1 million of non-cash operating lease costs, partially offset by a $24.2 million unrealized gain from the remeasurement of equity securities and $17.1 million in net accretion of discounts on marketable securities. The cash provided from changes in our operating assets and liabilities was primarily due to a $252.5 million decrease in accrued and other current liabilities and an $86.6 million increase in other assets largely driven by income taxes paid related to the termination fee received related to the Abandoned Merger with Adobe in December 2023. These amounts were partially offset by a $127.7 million increase in deferred revenue due to increased billings and a $11.4 million increase in accrued compensation and benefits as a result of our increased headcount associated with the growth of our business.
Cash Used in Investing Activities
Net cash used in investing activities during the year ended December 31, 2025 was $371.4 million, which was primarily due to the purchase of marketable securities of $1.2 billion, $58.3 million of cash paid for business combinations, net of cash acquired, the purchase of digital assets of $45.0 million, and other cash flows from investing activities of $6.5 million, which is primarily attributed to purchases of strategic investments, the purchase of intangible assets of $5.2 million, and capital expenditures of $4.4 million, partially offset by proceeds from sales and maturities of marketable securities of $984.7 million and proceeds from sales of digital assets of $15.0 million.
Net cash used in investing activities during the year ended December 31, 2024 was $784.3 million, which was primarily due to the purchase of marketable securities of $1.3 billion from the inflow of cash from the termination fee from the Abandoned Merger with Adobe received during the year ended December 31, 2023, the capitalization of internal-use software development costs of $4.5 million, capital expenditures of $2.0 million, and the purchase of intangible assets of $0.9 million, partially offset by proceeds from sales and maturities of marketable securities of $547.5 million.
Cash Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2025 was $43.3 million, which was primarily due to proceeds from our IPO, net of underwriting discounts and commissions, of $393.1 million, proceeds from borrowings under the Revolving Credit Facility of $330.5 million, proceeds from option exercises of $131.7 million, and proceeds from the issuance of shares of Class A common stock under our 2025 Employee Stock Purchase Plan (the “2025 ESPP”) of $26.4 million, partially offset by $499.8 million used to pay the employee portion of taxes related to the net share settlement of equity awards, $330.5 million used to repay borrowings under the Revolving Credit Facility, $7.4 million used to pay deferred offering costs in connection with our IPO, and $1.4 million used to pay for issuance costs on the Revolving Credit Facility.
Net cash provided by financing activities during the year ended December 31, 2024 was $62.5 million, which was primarily due to the proceeds from the sale of common stock in connection with the May 2024 RSU Release of $419.0 million, proceeds from the issuance of common stock of $60.0 million, and proceeds from option exercises of $2.4 million, partially offset by $418.1 million used to pay taxes related to the net share settlement of RSUs and $0.9 million used to repurchase common stock.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
The significant accounting policies and methods used in the preparation of our consolidated financial statements are discussed in Note 1 “Description of the Business and Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We believe that the accounting policies and estimates described below involve a substantial degree of judgment and complexity and therefore are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Stock-Based Compensation
We measure and recognize stock-based compensation expense related to equity awards, including stock options, RSUs, restricted stock awards (“RSAs”), and stock purchase rights granted under the 2025 ESPP, based on their estimated fair value on the date of grant. The fair value of these equity awards is estimated using valuation methods and assumptions, the most significant of which is the estimated fair value of our common stock on the date of grant.
We have granted certain equity awards to our employees and directors with a service-based and a performance-based vesting condition. Upon the effectiveness of the registration statement related to our IPO, the liquidity-event performance-based vesting condition for such RSUs was satisfied and we recorded cumulative stock-based compensation expense using the accelerated attribution method. The remaining unrecognized stock-based compensation expense related to these RSUs will be recorded over their remaining requisite service periods. For awards granted with only service-based vesting conditions, stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards.
We have also granted certain equity awards with market-based vesting conditions in addition to service-based vesting conditions. The market-based vesting conditions resulted in implied performance-based vesting conditions that were satisfied upon our IPO. We estimated the grant date fair value of the market-based award using a Monte Carlo simulation, which incorporates into the valuation multiple stock price paths as well as the possibility that the stock price targets may not be satisfied. Stock-based compensation expense associated with market-based awards is recognized over the requisite service period of each tranche, which is equal to the longer of the explicit, implicit, or derived service period for each tranche, using the accelerated attribution method, regardless of whether the market conditions are achieved.
We account for forfeitures in the period in which they occur.
Common Stock Valuations
Prior to the IPO, the estimated fair value of the common stock underlying our equity awards was determined by our Board of Directors. We believe that our Board of Directors has the relevant experience and expertise to determine the fair value of our common stock. Because there was no public market for our common stock prior to the IPO, our Board of Directors determined the fair value of our common stock at the time of the grant of an option, RSU, or RSA by considering a number of objective and subjective factors, including important developments in our operations, valuations performed by an independent third party, the prices paid for common stock and convertible preferred stock sold to third-party investors by us, actual operating results and financial performance, the conditions in the industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of our common stock, among other factors.
Prior to our IPO, in estimating the fair value of our common stock, we considered several methodologies, including the market approach. The market approach estimates value based on a comparison of our company to a group of comparable public companies. From the comparable companies, a representative market value multiple is determined and then applied to our financial results to estimate the fair value of our business.
In addition, prior to our IPO we also considered secondary market transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, the number of participants, timing, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved parties with access to our financial information.
Application of these approaches involved the use of estimates, judgment, and assumptions that are complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impacted our valuations as of each valuation date and may have had a material impact on the valuation of our common stock.
After the completion of our IPO, our Board of Directors has determined the fair value of each share of underlying common stock based on the closing price of our Class A common stock as reported on the NYSE on the date of grant.

Recent Accounting Pronouncements
See Note 1 “Description of the Business and Summary of Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for recently adopted accounting pronouncements as of the date of this Annual Report on Form 10-K.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, foreign currency exchange rates, and equity prices.
Interest Rate Risk
We had cash and cash equivalents of $403.5 million, digital assets, current of $15.6 million, which is comprised of holdings in USDC, and marketable securities of $1.3 billion as of December 31, 2025. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates would have changed the fair value of our investments in available-for-sale debt securities by approximately $10.2 million.
Any borrowings under the Revolving Credit Facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of December 31, 2025, we had no amounts outstanding under the Revolving Credit Facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income, net in our statements of operations. We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, Euro, Japanese yen, and the Canadian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Volatile market conditions, including those arising from macroeconomic events, such as fluctuating interest rates, tightening of credit markets, governmental actions such as tariffs, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our consolidated financial statements for the periods presented.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Equity Price Risk
We have an investment in a Bitcoin exchange traded fund. The fair value of this investment was $73.7 million as of December 31, 2025. Changes in the fair value of this exchange traded fund are impacted by the volatility of Bitcoin and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the price of the Bitcoin exchange traded fund would not have had a material impact on our consolidated financial statements for the periods presented.
Bitcoin Market Price Risk
Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through other income, net in the consolidated statements of operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material and adverse effect on our financial results in future periods. As of December 31, 2025, the fair value of our Bitcoin investment included within digital assets, non-current on the consolidated balance sheets was $15.1 million. A hypothetical 10% decrease in the price of the Bitcoin investment would not have had a material impact on our consolidated financial statements for the periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FIGMA, INC.

Report Of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Figma, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Figma, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Jose, California
February 18, 2026

FIGMA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$403,469	$486,954
Digital assets, current	15,575	—
Marketable securities	1,252,474	970,883
Accounts receivable, net	247,915	131,315
Prepaid expenses and other current assets	85,267	48,873
Total current assets	2,004,700	1,638,025
Property and equipment, net	19,996	15,017
Intangible assets, net	19,083	2,511
Digital assets, non-current	15,116	—
Goodwill	101,396	11,398
Operating lease right-of-use assets	57,411	28,806
Restricted cash	9,799	3,631
Other assets	120,706	93,760
Total assets	$2,348,207	$1,793,148
Liabilities and stockholders’ equity
Accounts payable	$4,502	$4,163
Accrued and other current liabilities	66,535	31,119
Accrued compensation and benefits	107,105	19,377
Operating lease liabilities, current	2,630	10,937
Deferred revenue	595,334	381,363
Total current liabilities	776,106	446,959
Operating lease liabilities, non-current	55,845	17,833
Other non-current liabilities	5,615	4,303
Total liabilities	837,566	469,095
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value per share; 0 and 247,861 shares authorized; 0 and 245,999 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	329,441
Preferred stock, $0.00001 par value per share; 200,000 and 0 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Blockchain common stock, $0.00001 par value per share; 100,000 and 0 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class A common stock, $0.00001 par value per share; 10,000,000 and 571,000 shares authorized; 432,140 and 124,159 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4	1
Class B common stock, $0.00001 par value per share; 350,000 and 118,956 shares authorized; 80,903 and 90,747 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class C common stock, $0.00001 par value per share; 1,000,000 and 0 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	2,950,007	1,186,207
Accumulated other comprehensive income	4,003	1,314
Accumulated deficit	(1,443,373)	(192,910)
Total stockholders’ equity	1,510,641	1,324,053
Total liabilities and stockholders’ equity	$2,348,207	$1,793,148
See accompanying notes to consolidated financial statements.

FIGMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,055,788	$749,011	$504,874
Cost of revenue(1)	185,527	87,514	44,500
Gross profit	870,261	661,497	460,374
Operating expenses(1):
Research and development	1,029,700	751,120	164,774
Sales and marketing	575,508	472,076	201,377
General and administrative	555,510	315,734	167,679
Total operating expenses	2,160,718	1,538,930	533,830
Loss from operations	(1,290,457)	(877,433)	(73,456)
Other income, net	64,815	84,362	1,019,375
Income (loss) before income taxes	(1,225,642)	(793,071)	945,919
Provision for (benefit from) income taxes	24,821	(60,951)	208,078
Net income (loss)	$(1,250,463)	$(732,120)	$737,841
Less: net income attributable to participating securities	—	—	(451,982)
Net income (loss) attributable to common stockholders	$(1,250,463)	$(732,120)	$285,859
Net income (loss) per share, basic and diluted:
Net income (loss) per share, basic	$(3.71)	$(3.74)	$1.70
Net income (loss) per share, diluted	$(3.71)	$(3.74)	$1.62
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	337,044	195,612	168,399
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, diluted	337,044	195,612	187,207
__________________
(1) Includes stock-based compensation, net of amounts capitalized, as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$50,979	$27,893	$37
Research and development	697,676	511,259	1,890
Sales and marketing	218,823	206,830	253
General and administrative	396,655	201,571	523
See accompanying notes to consolidated financial statements.

FIGMA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(1,250,463)	$(732,120)	$737,841
Other comprehensive income (loss), net of tax:
Change in unrealized gains on available-for-sale securities	2,689	1,049	706
Comprehensive income (loss)	$(1,247,774)	$(731,071)	$738,547
See accompanying notes to consolidated financial statements.

FIGMA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	247,819	$332,185	170,377	$—	$151,809	$(441)	$(197,421)	$286,132
Cumulative effect of adoption of ASC 326	—	—	—	—	—	—	(352)	(352)
Exercise of stock options	—	—	7	—	2	—	—	2
Vesting of early exercised stock options	—	—	—	—	1,131	—	—	1,131
Repurchases of common stock	—	—	(9)	—	—	—	—	—
Stock issued in connection with acquisitions	—	—	623	—	14,887	—	—	14,887
Stock-based compensation	—	—	—	—	2,799	—	—	2,799
Other comprehensive income	—	—	—	—	—	706	—	706
Net income	—	—	—	—	—	—	737,841	737,841
Balance at December 31, 2023	247,819	$332,185	170,998	$—	$170,628	$265	$540,068	$1,043,146
Exercise of stock options	—	—	5,116	—	2,394	—	—	2,394
Vesting of early exercised stock options	—	—	—	—	139	—	—	139
Repurchases of common stock	—	—	(131)	—	(3)	—	(858)	(861)
Stock-based compensation	—	—	—	—	950,427	—	—	950,427
Issuance of common stock upon the vesting of restricted stock units	—	—	34,614	—	—	—	—	—
Shares withheld for taxes upon the vesting of restricted stock units	—	—	(18,067)	—	(419,032)	—	—	(419,032)
Issuance of common stock to investors upon closing of May 2024 RSU release primary financing	—	—	18,064	1	418,967	—	—	418,968
Conversion of convertible preferred stock to Class A common stock in connection with tender offer	(1,820)	(2,744)	1,820	—	2,744	—	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	2,492	—	59,943	—	—	59,943
Other comprehensive income	—	—	—	—	—	1,049	—	1,049
Net loss	—	—	—	—	—	—	(732,120)	(732,120)
Balance at December 31, 2024	245,999	$329,441	214,906	$1	$1,186,207	$1,314	$(192,910)	$1,324,053
Exercise of stock options and warrants	—	—	11,011	—	122,231	—	—	122,231
Stock-based compensation	—	—	—	—	1,367,510	—	—	1,367,510
Other	—	—	—	—	(12)	—	—	(12)
Conversion of preferred stock to Class A common stock in connection with initial public offering	(245,999)	(329,441)	245,999	3	329,438	—	—	—
Proceeds from issuance of Class A common stock in connection with initial public offering, net	—	—	12,473	—	385,405	—	—	385,405
Issuance of common stock upon release of restricted stock units	—	—	38,953	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	941	—	26,382	—	—	26,382
Shares withheld for taxes upon release of equity awards	—	—	(13,310)	—	(499,807)	—	—	(499,807)
Stock issued in connection with business combinations	—	—	2,070	—	32,653	—	—	32,653
Other comprehensive income	—	—	—	—	—	2,689	—	2,689
Net loss	—	—	—	—	—	—	(1,250,463)	(1,250,463)
Balance at December 31, 2025	—	$—	513,043	$4	$2,950,007	$4,003	$(1,443,373)	$1,510,641
See accompanying notes to consolidated financial statements.

FIGMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,250,463)	$(732,120)	$737,841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,594	7,691	8,497
Non-cash operating lease costs	17,984	14,130	12,432
Stock-based compensation, net of amounts capitalized	1,364,133	947,553	2,703
Amortization of deferred commissions	20,886	14,820	8,666
Net accretion of discounts on available-for-sale securities	(15,935)	(17,059)	(3,957)
Unrealized (gains) losses on equity investments, net	797	(24,177)	—
Other non-cash adjustments	(517)	(2,590)	148
Changes in assets and liabilities:
Accounts receivable, net	(117,721)	(42,668)	(39,578)
Prepaid expenses and other current assets	(35,867)	(20,567)	450
Other assets	(36,212)	(86,632)	(14,036)
Accounts payable	154	525	(2,673)
Accrued and other current liabilities	2,186	(252,530)	232,489
Accrued compensation and benefits	77,007	11,447	695
Deferred revenue	213,971	127,728	92,086
Other non-current liabilities	(5,316)	(7,268)	11,571
Net cash provided by (used in) operating activities	250,681	(61,717)	1,047,334
Cash flows from investing activities:
Purchase of intangible assets	(5,244)	(920)	(88)
Capital expenditures	(4,444)	(1,977)	(3,737)
Capitalized internal-use software development costs	(3,553)	(4,524)	(2,630)
Cash paid for business combinations, net of cash acquired	(58,343)	—	—
Purchases of marketable securities	(1,248,095)	(1,323,305)	(223,869)
Proceeds from maturities of marketable securities	839,537	447,562	156,374
Proceeds from sale of marketable securities	145,189	99,889	16,810
Proceeds from sale of digital assets	15,000	—	—
Purchases of digital assets	(45,000)	—	—
Other cash flows from investing activities	(6,460)	(982)	(196)
Net cash used in investing activities	(371,413)	(784,257)	(57,336)
Cash flows from financing activities:
Repurchase of common stock	—	(861)	(2)
Payment of deferred offering costs, net of costs reimbursed	(7,371)	—	—
Cash paid for issuance costs on revolving credit facility	(1,400)	—	—
Proceeds from options exercised	131,661	2,394	2
Proceeds from issuance of common stock under employee stock purchase plan	26,382	—	—
Proceeds from issuance of common stock	—	60,000	—
Proceeds from borrowings under revolving credit facility	330,500	—	—
Repayments on borrowings under revolving credit facility	(330,500)	—	—
Proceeds from initial public offering, net of underwriting discounts and commissions	393,076	—	—
Taxes paid related to net share settlement of equity awards	(499,807)	(418,051)	—
Proceeds from sale of common stock in connection with May 2024 RSU release primary financing	—	418,968	—
Other cash flows from financing activities	797	—	—
Net cash provided by financing activities	43,338	62,450	—

	Year Ended December 31,
	2025	2024	2023
Change in cash, cash equivalents, and restricted cash	(77,394)	(783,524)	989,998
Cash, cash equivalents, and restricted cash—beginning of period	490,585	1,274,109	284,111
Cash, cash equivalents, and restricted cash—end of period	$413,191	$490,585	$1,274,109
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$403,469	$486,954	$1,270,178
Restricted cash, including restricted cash in prepaid expenses and other current assets	9,722	3,631	3,931
Total cash, cash equivalents and restricted cash	$413,191	$490,585	$1,274,109
Supplemental cash flow data:
Cash paid during the period for income taxes, net of refunds(1):
Federal	$3,890	$—	$—
State	(672)	—	—
Foreign
Israel	24,500	—	—
Other	921	—	—
Total cash paid during the period for income taxes, net of refunds	$28,639	$—	$—
Cash paid during the period for income taxes (prior to ASU 2023-09)	$—	$195,757	$7,041

Payments for operating leases included in cash from operating activities	$16,884	$15,088	$13,677
Operating lease right-of-use assets obtained in exchange for lease liabilities	$42,321	$27,727	$9,653

Non-cash investing and financing activities:
Stock-based compensation included in capitalized internal-use software development costs	$3,378	$2,874	$96
Fair value of shares issued in connection with business combination	$32,653	$—	$12,847
Conversion of convertible preferred stock to common stock upon initial public offering	$329,441	$—	$—
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$10,825	$—	$—
See accompanying notes to consolidated financial statements.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Abandoned merger with Adobe, Inc.
On September 15, 2022, Figma, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Adobe, Inc. (“Adobe”) and certain of Adobe’s wholly-owned subsidiaries.
On December 17, 2023, Figma mutually agreed with Adobe to terminate the Merger Agreement based on the joint assessment that there was no clear path to obtain the required regulatory approvals for the transaction to close (“Abandoned Merger with Adobe”). On December 20, 2023, Figma received $1.0 billion in termination fees per the terms of the Merger Agreement from Adobe which was recorded within other income, net on the Company’s consolidated statements of operations.
For the year ended December 31, 2023, the Company incurred $97.9 million in transaction costs related to the Abandoned Merger with Adobe, of which $95.8 million is recorded in general and administrative expense, with the remainder recorded in sales and marketing expense and research and development expense in the accompanying consolidated statements of operations. The Company incurred no expenses related to the Abandoned Merger with Adobe for the year ended December 31, 2025, and only immaterial expenses for the year ended December 31, 2024.
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Figma, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Initial Public Offering
On August 1, 2025, the Company completed its initial public offering (the “IPO”), in which the Company issued 12.5 million shares of its Class A common stock at a public offering price of $33.00 per share, which resulted in net proceeds of $393.1 million after deducting underwriting discounts and commissions and before deducting offering costs payable by the Company. In addition, selling stockholders sold 30.0 million shares of Class A common stock in the IPO, including 5.5 million shares of Class A common stock in connection with the full exercise of the underwriters’ over-allotment option to purchase shares of Class A common stock, at the public offering price of $33.00 per share. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.
In connection with the IPO, all outstanding shares of the Company’s convertible preferred stock automatically converted into 246.0 million shares of Class A common stock on a one-to-one basis. Refer to Note 13 “Stockholders’ Equity” for additional information.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
In connection with the IPO, the Company recognized a one-time cumulative stock-based compensation expense of $975.7 million associated with the vested restricted stock units (“RSUs”) with a liquidity-event performance-based vesting condition, which was satisfied in connection with the IPO and for which the service-based vesting condition had also been satisfied as of that date. Concurrently with the IPO, the Company issued 9.6 million shares of its Class A common stock and 3.9 million shares of its Class B common stock upon settlement of the RSUs vested in connection with the IPO, net of 12.5 million shares withheld to satisfy related tax withholding and remittance obligations. The Company’s related tax withholding obligations were $411.4 million, which were paid during the year ended December 31, 2025. Refer to Note 13 “Stockholders’ Equity” for additional information.
Prior to the IPO, deferred offering costs, which consisted of direct incremental legal, accounting, consulting, and other fees relating to the IPO were capitalized within prepaid expenses and other current assets on the Company’s consolidated balance sheets. In connection with the IPO, deferred offering costs of $10.8 million were reclassified to stockholders’ equity as a reduction of the net proceeds received from the IPO within additional paid-in capital. There were no deferred offering costs incurred as of December 31, 2024.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. Management evaluates these estimates and assumptions on a regular basis. Actual results may differ materially from these estimates.
The Company’s most significant estimates and judgments involved the measurement of the Company’s stock-based compensation, including the estimation of the fair value of the underlying common stock in periods prior to the date of the IPO, the estimation of the fair value of market-based awards, the determination of the fair value of assets and liabilities assumed in business combinations, reserves for uncertain tax positions, and the realizability of deferred tax assets.
Foreign currency transactions
The functional currency of each of the Company’s foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Non-monetary assets and liabilities are remeasured at the historical rate. Revenue and expenses are remeasured at the average exchange rate for the period. Remeasurement adjustments are recognized in the accompanying consolidated statements of operations as transaction gains or losses in the year of occurrence as part of other income, net. Foreign currency transaction gains or losses were immaterial for all periods presented.
Financial information about segments and geographic areas
The Company manages its operations and allocated resources as a single operating segment. Further, the Company manages, monitors, and reports its financial information as a single reportable segment. See Note 17 “Segment and Geographic Information” for additional information.
Revenue recognition
The Company primarily derives its revenue from sales of subscriptions for access to its platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s subscription agreements generally have monthly or annual contractual terms. The Company typically invoices in advance for contracts, and payment terms and conditions vary by contract type although terms generally include a requirement of payment within 30 to 60 days of the invoice date. At the end of each monthly or quarterly period of the contract, the Company invoices customers for additional seats added during the respective month or quarter, inclusive of amounts due for services delivered and amounts due for the remaining term of the subscription. The Company records deferred revenue when cash payments are received or due in advance of its performance and revenue is recognized ratably over the related contractual term. The timing of revenue recognition may differ from the timing of invoicing customers, and these timing differences result in accounts receivables, contract assets, or deferred revenue on the consolidated balance sheets. Accounts receivable consists of amounts the Company has invoiced or for which it has an unconditional right to consideration. Contract assets consists of amounts the Company has recognized as revenue in advance of invoicing customers. Deferred revenue represents amounts that the Company has an unconditional right to invoice in advance of revenue recognition. The Company applied the practical expedient in ASC 606 and did not adjust for the effects of a significant financing component as the period between the time of service and time of payment is typically one year or less.
Stock-based compensation
The Company grants stock options, RSUs, and rights to acquire stock under the Company’s Employee Stock Purchase Plan (the “2025 ESPP”). The Company measures compensation for all categories of equity awards based on the estimated fair value of the award on the date of grant.
The fair value of each stock option and right to acquire stock under the 2025 ESPP is estimated using the Black-Scholes option pricing model. Estimating the grant date fair value of stock options and rights to acquire stock under the 2025 ESPP requires the Company to make assumptions and judgments regarding the variables used in the calculation. Stock-based compensation for stock options is recognized on a straight-line basis over the requisite service period of each award. Stock-based compensation for rights to acquire stock under the 2025 ESPP is recognized on a straight-line basis over the applicable offering period.
The Company measures compensation for RSUs based on the estimated fair value of the Company’s Class A common stock on the date of grant. Prior to the IPO, the Company granted RSUs to its employees and directors with service-based and performance-based vesting conditions. The service-based vesting period for these awards is typically four years, subject to a one-year cliff for new hire grants. The performance-based vesting condition, for those RSUs with both service-based and performance-based vesting conditions, was deemed probable of being satisfied upon the Company’s IPO in July 2025. Due to the performance-based vesting condition, stock-based compensation related to these RSUs is recognized over the requisite service period using the accelerated attribution method. The Company also began to grant RSUs with only a service-based vesting condition during the year ended December 31, 2025. Stock-based compensation related to RSUs with only a service-based vesting condition is recognized over the requisite service period of each award on a straight-line basis.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
The Company also has granted certain RSUs with both market-based and service-based vesting conditions. The market-based vesting conditions resulted in implied performance-based vesting conditions that were satisfied upon the IPO. The Company estimated the grant date fair value of the market-based awards using a Monte Carlo simulation that incorporates into the valuation the possibility that the market conditions may not be satisfied. The Company will recognize stock-based compensation expense over the requisite service period of each tranche using the accelerated attribution method, regardless of whether the market conditions are achieved.
The Company’s accounting policy with respect to stock-based compensation expense is to account for forfeitures in the period in which they occur.
Net income (loss) per share
The Company computes earnings per share using the two-class method required for multiple classes of common stock and participating securities. The two-class method requires earnings available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Prior to the IPO, the outstanding convertible preferred stock were deemed to be participating securities. The Company’s participating securities did not have a legal obligation to share in the Company’s losses.
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of total common stock outstanding.
Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the if-converted method for the Company’s outstanding preferred stock, and by application of the treasury stock method for the Company’s other potentially dilutive securities.
Cost of revenue
Cost of revenue consists primarily of expenses related to third-party hosting and infrastructure-related costs. This includes AI inference, payment processing fees, amortization of capitalized internal-use software development costs, amortization of acquired developed technology, and allocated overhead. Cost of revenue also includes employee-related costs for technical operations staff that support paid users, including salaries, benefits, and stock-based compensation expense.
Research and development
Research and development costs are expensed as incurred, unless they qualify as capitalizable internal-use software development costs. Research and development expense consists primarily of employee-related costs such as salaries, benefits, and stock-based compensation expense for employees that are engaged in the research and development of new and existing products, technical infrastructure and hosting costs, professional services fees, software subscription fees, and allocated overhead.
Advertising costs
Advertising costs are expensed as incurred and were $21.8 million, $19.9 million, and $15.8 million for the years ended December 31, 2025, 2024, and 2023 respectively. Advertising costs are included in sales and marketing expense in the accompanying consolidated statements of operations.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Income taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the consolidated statements of operations in the period that includes the enactment date.
A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets.
The Company uses a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.
Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit, and effective settlement of audit issues.
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and results of operations.
Cash, cash equivalents, and restricted cash
Cash and cash equivalents consists of cash on deposit with banks, amounts in transit from payment processors, and highly liquid investments with an original maturity of three months or less from the date of purchase. The Company defines restricted cash as cash that cannot be withdrawn or used for general operating activities. Restricted cash balances consist of cash deposited with financial institutions as collateral for the Company’s obligations under its facility leases, cash deposited with financial institutions as collateral for the Company’s credit card limit, and cash deposits for the Company’s self-funded health insurance plan.
The Company monitors its credit risk by considering factors such as historical experience, credit ratings, current economic conditions, and reasonable and supportable forecasts.
Marketable securities
The Company’s marketable securities are comprised of debt and equity securities.
The Company’s debt securities are primarily comprised of commercial paper, corporate bonds, U.S. treasury securities, and U.S. agency securities. The Company has classified and accounted for its debt securities as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. The Company determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation at each balance sheet date.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
The Company carries its available-for-sale debt securities at fair value and reports the unrealized gains and losses as a component of stockholders’ equity through accumulated other comprehensive income (loss) each reporting period. Realized gains and losses related to sales of available-for-sale debt securities are determined based on the specific identification method and are recorded as part of other income, net. Unrealized losses for any debt securities that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company regularly reviews the securities in an unrealized loss position and evaluates whether a portion of the unrealized loss is a result of a credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts.
The Company holds an investment of $73.7 million in a Bitcoin exchange traded fund investment fund operated by Bitwise, Inc. The investment is classified as an equity security within marketable securities for the periods presented. The Company’s equity securities are initially measured at the transaction price plus transaction costs. Equity securities with readily determinable fair values are subsequently measured at fair value, with unrealized gains and losses recognized in other income, net.
The Company classifies its marketable securities, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets.
Strategic investments
As of December 31, 2025, the Company holds $13.0 million of strategic investments, which are included in other assets on the consolidated balance sheets, that consist of non-marketable equity investments of privately held companies in which the Company does not have a controlling interest. These investments do not have readily determinable fair values and are measured in accordance with the measurement alternative at cost, less impairment, if any, plus or minus changes resulting from observable price changes from orderly transactions for the identical or a similar investment of the same issuer in the period of occurrence and are classified within Level 3 in the fair value hierarchy. Changes to the carrying value of strategic investments are recorded through other income, net in the consolidated statements of operations. The Company’s strategic investments were not material as of December 31, 2024.
Digital assets
USDC
The Company holds USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. The Company accounts for USDC as a financial instrument, presented as digital assets, current on the consolidated balance sheets. The Company has elected to carry USDC at fair value using the fair value option. Income from USDC is recognized within other income, net in the consolidated statements of operations.
In May 2025, the Company purchased $30.0 million of USDC. In November 2025, the Company sold and reinvested $15.0 million of USDC into Bitcoin. As of December 31, 2025 the Company holds $15.6 million of USDC.
Bitcoin
The Company holds Bitcoin for long term investment purposes ("Bitcoin investment"). The Company accounts for its Bitcoin investment as an indefinite-lived intangible asset in accordance with ASC 350-60, Intangibles—Goodwill and Other - Crypto Assets, presented within as digital assets, non-current on the consolidated balance sheets. The Company has control over the Bitcoin investment and uses a third-party custodial service to secure it. The Company’s Bitcoin investment was initially recorded at cost, inclusive of transaction costs, and the Company uses the ‘first-in, first-out’ method to determine the cost basis. Subsequently, the Company

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
remeasures its Bitcoin investment at fair value based on quoted prices on the active exchange that the Company has determined to be the principal market for the asset. Realized and unrealized gains and losses are recorded to other income, net in the consolidated statements of operations. As of December 31, 2025 the Company holds $15.1 million in its Bitcoin investment.
Refer to Note 4. “Digital Assets” for additional information.
Concentrations of risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, digital assets, current, marketable securities, and accounts receivable. The Company places its cash, cash equivalents, restricted cash, digital assets, current, and marketable securities with financial institutions that management believes are of high credit quality, although such deposits may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and restricted cash to date. Cash equivalents and marketable debt securities are invested in highly rated investments. Digital assets, current represents the Company’s investment in USDC. The underlying reserves of USDC are held in cash, short-duration U.S Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
No customer accounted for 10% or greater of total accounts receivable as of each of December 31, 2025 and 2024. There were no customers representing 10% or greater of revenue for any of the years ended December 31, 2025, 2024, and 2023.
The Company relies upon a third-party hosted infrastructure partner globally to serve customers and operate certain aspects of its services, such as environments for development testing, training, sales demonstrations, and production usage. Accordingly, any disruption of or interference at its hosted infrastructure partner would impact its operations and its business could be adversely impacted.
Fair value of financial instruments
The Company records its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions, and credit risk. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Measurements are classified in the following three-tiered hierarchy based on the lowest level input that is available and significant to the fair value measurement:
•Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The carrying amounts of the Company’s cash, restricted cash, accounts receivable, and accounts payable approximate their fair values due to their short-term nature. See Note 5 “Fair Value Measurements” for information regarding the fair value of the instruments measured at fair value.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Accounts receivable, net
Accounts receivable, net are recorded at invoiced amounts, net of an allowance for expected credit losses, and do not bear interest. The Company regularly monitors collections and payments from customers and maintains an allowance for expected credit losses for estimated losses resulting from the inability of customers to make required payments. The allowance for expected credit losses reflects the Company’s consideration of current market conditions which may affect customer financial condition, and reasonable and supportable forecasts of future credit losses. Additionally, management considered factors such as historical credit loss experience and current conditions, such as the length of time accounts receivable were past due, customer payment histories, and any specific customer collection issues identified. The Company writes off accounts receivable that have become uncollectible. To date, the allowances for credit losses and related activity were not material to the consolidated financial statements.
Property and equipment, net
Property and equipment, net is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Expenditures for repairs and maintenance are charged to expense as incurred.
The following table presents the estimated useful lives of property and equipment:

Property and equipment	Useful life
Computer equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Internal-use software development costs
The Company capitalizes qualifying internal and external software development costs that are incurred during and directly related to the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed and (ii) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Capitalized internal-use software costs are included in property and equipment, net. These costs are amortized over the estimated useful life of the internal-use software (generally three years) on a straight-line basis. The amortization of internal-use software development costs related to capitalized projects is included in cost of revenue.
Business combinations
The Company uses best estimates and assumptions, including but not limited to, the selection of valuation methodologies, future expected cash flows, costs to recreate developed technology, expected asset useful lives, and discount rates, to assign fair values to tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
Long-lived assets, including intangible assets, net
Intangible assets, other than those with indefinite useful lives, are carried at cost, net of accumulated amortization. Amortization is recorded on a straight-line basis over the intangible assets’ useful life. The Company evaluates long-lived assets, such as property and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by comparing the carrying amount of an asset or an asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If such review determines that the carrying amount of specific property and equipment or intangible assets is not recoverable, the carrying amount of such assets is reduced to its fair value. The Company did not record any impairment charges on its long-lived assets for the years ended December 31, 2025, 2024, and 2023.
Goodwill
Goodwill is not amortized, but rather is tested for impairment at least annually in the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not recognize any impairment of goodwill during the years ended December 31, 2025, 2024, and 2023.
Lease obligations
The Company’s lease obligations relate to operating leases pertaining to the Company’s corporate office space.
Right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use assets include minimum lease payments and are reduced by lease incentives. Variable lease payments that are not based on an index or a rate are expensed as incurred. The incremental borrowing rate is used in determining the present value of future payments. The Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term of an amount equal to the lease payments in a similar economic environment, as the interest rate implicit in the lease is typically not readily determinable. The estimated incremental borrowing rate is derived from information available at the lease commencement date. The Company factors in publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. Lease terms may include options to extend or terminate the lease. The Company generally uses the non-cancelable lease term when determining its lease liabilities, unless it is reasonably certain that the option will be exercised. The Company reassesses the lease term if and when a significant event or change in circumstances occurs within the control of the Company.
Lease incentives, rent concession, and rent escalation provisions are considered in determining the single lease cost to be recorded on a straight-line basis over the non-cancellable lease term, commencing on the date the Company has the right to use the leased property.
The Company’s operating leases have typically not included material non-lease components. The Company elected the practical expedient to combine lease and non-lease components for purposes of calculating the corresponding lease right-of-use assets and liabilities.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
The Company applies the practical expedient to not recognize a right-of-use asset and lease liability for short-term leases. A short-term lease is a lease with an expected lease term of twelve months or less and which does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
Defined Contribution Plan
The Company maintains a tax-qualified retirement plan that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Plan participants are able to defer eligible compensation subject to applicable annual Internal Revenue Code of 1986, as amended (the “Code”), limits. The plan is a non-elective employer contribution per the safe harbor clause. The Company contributes to each employee’s plan at a rate of 3% of the employee’s total salary, up to a maximum annual contribution of $10,500, $10,350 and $9,900 per employee for the years ended December 31, 2025, 2024, and 2023, respectively, which is 50% vested after one year of service and 100% vested after two years of service. The plan is intended to be qualified under Section 401(a) of the Code with the plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the plan and earnings on those contributions are not taxable to the employees until distributed from the plan. The Company’s contributions to its plan were $11.4 million and not material for the years ended December 31, 2025 and 2024, respectively.
Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and related expenses, including associated payroll taxes and 401(k) contributions attributable to earned sales commissions, are deferred when they are considered to be incremental and recoverable costs of obtaining customer contracts. Deferred commissions, net of accumulated amortization, are included within prepaid expenses and other current assets and other assets on the consolidated balance sheets.
The Company capitalized incremental costs of obtaining a contract of $37.1 million, $34.1 million and $17.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Deferred commissions, net included in prepaid and other current assets were $24.2 million and $17.9 million as of December 31, 2025 and 2024, respectively. Deferred commissions, net included in other assets were $41.0 million and $31.0 million as of December 31, 2025 and 2024, respectively.
Deferred commissions, net are amortized over a period of benefit of four years. The period of benefit is estimated by considering factors such as the length of the Company’s customer contracts, the impact of competition in the Company’s industry, historical attrition rates, and the useful life of the Company’s technology, among other factors. Amortization of deferred commissions totaled $20.9 million, $14.8 million, and $8.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to deferred commissions, net for any period presented.
Recently adopted accounting pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax disclosures primarily through changes in rate reconciliation and income taxes paid disclosures. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 16 “Income Taxes” for additional information.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Recently issued accounting pronouncements not yet adopted
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software (referred to as "internal-use software"). Upon adoption, registrants will be required to account for internal-use software using updated capitalization criteria, which no longer make reference to software development stages and include the addition of a probable-to-complete recognition threshold. ASU 2025-06 is effective for annual periods, including interim reporting periods, beginning after December 15, 2027, with early adoption permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statement and related disclosures.
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
Note 2. Revenue
Deferred revenue
The changes in deferred revenue were as follows for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of period	$381,363	$253,635	$161,549
Billings and other(1)	1,269,759	876,739	596,960
Revenue	(1,055,788)	(749,011)	(504,874)
Balance, end of period	$595,334	$381,363	$253,635
__________________
(1)Other primarily includes amounts for which the Company had a contractual right to bill and receive payment from the customer.
Approximately 36%, 34%, and 32% of revenue recognized during the years ended December 31, 2025, 2024, and 2023, respectively, was from the deferred revenue balance as of December 31, 2024, 2023, and 2022, respectively.
Remaining performance obligations
As of December 31, 2025, the aggregate balance of remaining performance obligations that were unsatisfied or partially unsatisfied was $647.9 million. The substantial majority of the remaining performance obligations will be satisfied over the twelve months following December 31, 2025, with the balance to be recognized as revenue thereafter.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Note 3. Cash, Cash Equivalents, and Marketable Securities
The amortized cost, unrealized gains and losses and estimated fair value of the Company’s cash, cash equivalents, and marketable securities as of December 31, 2025 and 2024 consisted of the following:

As of December 31, 2025	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$318,304	$—	$—	$318,304
Money market funds	9,543	—	—	9,543
Commercial paper	69,846	2	(4)	69,844
Corporate bonds	5,778	—	—	5,778
Total cash and cash equivalents	403,471	2	(4)	403,469
Debt securities:
U.S. agency securities	93,467	288	(1)	93,754
U.S. treasury securities	513,335	2,025	(1)	515,359
Commercial paper	123,465	60	(8)	123,517
Corporate bonds	444,515	1,654	(14)	446,155
Total debt securities	1,174,782	4,027	(24)	1,178,785
Total cash, cash equivalent, and debt securities	$1,578,253	$4,029	$(28)	$1,582,254
Other:
Bitcoin exchange traded fund(1)				73,689
Total cash, cash equivalents, and marketable securities				$1,655,943
__________________
(1)The Bitcoin exchange traded fund was initially measured at the transaction price and is carried at fair value.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Debt securities were designated as available-for-sale and the Company’s Bitcoin exchange traded fund had a readily determinable fair value as of each of December 31, 2025 and 2024.
Debt securities
The following table presents debt securities, including debt securities classified as cash equivalents, by contractual maturities:

	As of December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$654,048	$655,302
Due in one year through five years	596,358	599,105
Total	$1,250,406	$1,254,407

	As of December 31, 2024
	Amortized Cost	Fair Value
Due within one year	$624,748	$625,326
Due in one year through five years	352,216	352,945
Total	$976,964	$978,271
The Company had 33 and 117 marketable debt securities in unrealized loss positions as of December 31, 2025 and 2024, respectively. There were no material gains or losses that were reclassified out of accumulated other comprehensive income for any period presented.
As of December 31, 2025 and 2024, the Company’s marketable debt securities portfolio consisted of four security types, all of which contained investments that were in an unrealized loss position. The following tables present the breakdown of the marketable debt securities, including debt securities classified as cash

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
equivalents, that had been in a continuous unrealized loss position aggregated by investment category as of December 31, 2025 and 2024:

	As of December 31, 2025
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$3,267	$(1)	$—	$—	$3,267	$(1)
U.S. treasury securities	959	—	—	—	959	—
Commercial paper	58,091	(12)	—	—	58,091	(12)
Corporate bonds	27,027	(15)	—	—	27,027	(15)
Total	$89,344	$(28)	$—	$—	$89,344	$(28)

	As of December 31, 2024
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$11,892	$(18)	$—	$—	$11,892	$(18)
U.S. treasury securities	68,843	(195)	7,527	(5)	76,370	(200)
Commercial paper	131,268	(17)	—	—	131,268	(17)
Corporate bonds	71,854	(308)	—	—	71,854	(308)
Total	$283,857	$(538)	$7,527	$(5)	$291,384	$(543)
The Company periodically evaluates its debt securities for expected credit losses. The unrealized losses on the debt securities were largely due to changes in interest rates. The credit ratings associated with corporate notes and obligations are highly rated and in line with the Company’s investment policy and the issuers continue to make timely principal and interest payments. The Company expects to recover the full carrying value of the debt securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses, and expects any credit losses would be immaterial based on the high-grade credit rating for the investments. As a result, the Company does not consider any portion of the unrealized losses on debt securities as of December 31, 2025 and 2024 to be unrecoverable.
Interest income from cash, cash equivalents, and marketable securities was $62.2 million, $63.7 million, and $19.9 million for the years ended December 31, 2025, 2024, and 2023 respectively. Interest income is included in other income, net in the accompanying consolidated statements of operations.
Equity securities
Bitcoin exchange traded fund
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
Unrealized gains (losses) recognized on the Bitcoin exchange traded fund equity investment held were $(5.1) million, $23.8 million, and zero for the years ended December 31, 2025, 2024, and 2023 respectively.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Note 4. Digital Assets
Bitcoin investment
The Company's Bitcoin investment, which is included within digital assets, non-current on the consolidated balance sheets, is remeasured at fair value at the end of each reporting period. The cost basis of the Company’s Bitcoin investment as of December 31, 2025 was $15.0 million. The following table summarizes the changes in the fair value of the Company’s Bitcoin investment during the year ended December 31, 2025:

	Units	Fair Value
Balance at December 31, 2024	—	—
Additions	173	$15,000
Remeasurement gains (losses)	—	116
Balance at December 31, 2025	173	$15,116
Note 5. Fair Value Measurements
The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy as of December 31, 2025 and 2024:

As of December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,543	$—	$—	$9,543
Commercial paper	—	69,844	—	69,844
Corporate bonds	—	5,778	—	5,778
Total cash equivalents	$9,543	$75,622	$—	$85,165
Marketable securities:
U.S. agency securities	$—	$93,754	$—	$93,754
U.S. treasury securities	—	515,359	—	515,359
Commercial paper	—	123,517	—	123,517
Corporate bonds	—	446,155	—	446,155
Bitcoin exchange traded fund	73,689	—	—	73,689
Total marketable securities	$73,689	$1,178,785	$—	$1,252,474
Digital assets, current
USDC	$15,575	$—	$—	$15,575
Digital assets, non-current
Bitcoin	$15,116	$—	$—	$15,116

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)

As of December 31, 2024	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,865	$—	$—	$1,865
Commercial paper	—	86,179	—	86,179
Total cash equivalents	$1,865	$86,179	$—	$88,044
Marketable securities:
U.S. agency securities	$—	$101,060	$—	$101,060
U.S. treasury securities	—	371,924	—	371,924
Commercial paper	—	190,155	—	190,155
Corporate bonds	—	228,953	—	228,953
Bitcoin exchange traded fund	78,791	—	—	78,791
Total marketable securities	$78,791	$892,092	$—	$970,883
The Company had no transfers between levels of the fair value hierarchy during any period presented. The tables above exclude strategic investments which had a carrying value of $13.0 million as of December 31, 2025, and were not material as of December 31, 2024.
Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
Computer equipment	$6,158	$5,327
Furniture and fixtures	6,241	5,752
Leasehold improvements	5,487	5,272
Capitalized internal-use software development costs	18,687	11,755
Construction in progress	1,433	—
Total property and equipment	38,006	28,106
Accumulated depreciation and amortization	(18,010)	(13,089)
Property and equipment, net	$19,996	$15,017
Depreciation expense related to property and equipment, amounts capitalized as internal-use software development costs, and the related amortization expense were not material for each of the years ended December 31, 2025, 2024, and 2023.
The net carrying value of capitalized internal-use software development costs was $12.8 million as of December 31, 2025, and was not material as of December 31, 2024.
Note 7. Revolving Credit Facility
On June 27, 2025, the Company entered into a new credit agreement (the “Revolving Credit Agreement”) which provides for a revolving credit facility (the “Revolving Credit Facility”) of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Pursuant to the terms of the Revolving Credit Agreement, loans under the Revolving Credit Facility will incur interest at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.5%, and (z) the one month term Secured Overnight Financing Rate (“SOFR”) plus 1.0% or (ii) term SOFR plus 1.0%. Additionally, the Company is required to pay commitment fees of 0.15% per annum on the undrawn portion of the commitments under the Revolving Credit Facility, which decreases to 0.1% per annum upon achievement of an enhanced debt to EBITDA ratio.
The Revolving Credit Agreement contains customary affirmative and negative covenants and customary events of default. The obligations under the Revolving Credit Agreement are secured by liens on substantially all of the Company’s assets. The Revolving Credit Facility matures on June 27, 2030.
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
As of December 31, 2025, the Company had no amounts or letters of credit issued and outstanding under the Revolving Credit Facility. The Company’s total available borrowing capacity under the Revolving Credit Facility was $500.0 million as of December 31, 2025. As of December 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreement.
Note 8. Business Combinations
Acquisitions
October 2025
On October 3, 2025, the Company acquired all outstanding equity interests of Weavy Inc. (“Weavy”) which offers an AI-powered media editing tool, pursuant to an agreement and plan of merger. The Company acquired Weavy for its developed technology and talent. The purchase consideration transferred consisted of the following:

Purchase consideration
Cash	$39,642
Cash holdback(1)	13,000
Class A common stock(2)	32,053
Transaction costs paid	627
Total purchase consideration	$85,322
__________________
(1)The cash holdback is payable 12 months from the acquisition date and is subject to offset by the Company for any indemnification obligations that arise in connection with the acquisition during the period.
(2)Represents 0.6 million shares of the Company’s Class A common stock, valued using the Company’s closing stock price on the acquisition date.
The merger was accounted for as a business combination under ASC 805, Business Combinations, and the allocation of the purchase consideration resulted in the recognition of acquired net assets of $8.5 million and goodwill of $76.9 million. The goodwill is primarily attributed to the value of the assembled workforce and expected synergies. No portion of the goodwill is deductible for income tax purposes.
In addition to the total purchase consideration described above, the Company issued approximately $43.8 million of its Class A common stock in the form of restricted stock awards (“RSAs”) and RSUs that will vest

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
subject to the recipients’ continued service to the Company. The related stock-based compensation expense will be recognized within research and development and sales and marketing expense on a straight-line basis over the requisite service period of four years. Stock-based compensation expense attributable to the RSA and RSU awards that was recognized during the year ended December 31, 2025 was not material.
Revenue and net loss attributable to Weavy from the acquisition date through December 31, 2025 were included in the Company’s consolidated statements of operations for the year ended December 31, 2025 and were not material. Acquisition related costs, recorded as general and administrative expenses, associated with the acquisition of Weavy were not material during the year ended December 31, 2025.
April 2025
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
In addition to the total purchase consideration described above, the Company issued approximately $22.2 million of its Class A common stock, which will continue to vest subject to the recipients’ continued service to the Company. The related stock-based compensation expense is recognized within research and development expense on a straight-line basis over the requisite service period of four years.
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
Note 9. Goodwill and Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Assembled workforce in asset acquisitions	$725	$(265)	$460	1.9
Licenses, domain names and other	474	(323)	151	1.4
Customer relationships	1,000	(351)	649	1.3
Developed technology	26,054	(8,231)	17,823	1.9
Total intangible assets	$28,253	$(9,170)	$19,083

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average remaining useful life
Assembled workforce in asset acquisitions	$725	$(24)	$701	2.9
Licenses, domain names and other	474	(170)	304	2.2
Developed technology	1,810	(304)	1,506	2.5
Total intangible assets	$3,009	$(498)	$2,511
Amortization expense was not material for the years ended December 31, 2025, 2024, and 2023.
As of December 31, 2025, future amortization expense by year is expected to be as follows:

Amount
2026	$11,145
2027	5,440
2028	2,498
Total	$19,083
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. The changes in the carrying amounts of goodwill were as follows:

December 31, 2023	$11,398
Additions during the period	—
December 31, 2024	11,398
Additions during the period (Note 8)	89,998
December 31, 2025	$101,396
Goodwill is not amortized, but rather is tested for impairment at least annually in the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. The Company did not recognize any impairment of goodwill for the years ended December 31, 2025, 2024, and 2023.
Note 10. Leases
Operating leases
The Company has non-cancelable operating leases for its corporate offices. Certain of these leases include options to extend or terminate the lease term. As of December 31, 2025, the Company’s operating leases had remaining lease terms of under one year to 7.6 years. The components of lease costs were as follows for the years ended December 31, 2025, 2024 and 2023:

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$17,558	$14,405	$12,612
Short-term lease costs	730	1,050	1,828
Variable lease costs	2,314	2,386	1,777
Total lease costs	$20,602	$17,841	$16,217
The following tables set forth a summary of other information pertaining to the Company’s operating leases:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years)	6.00	3.13
Weighted-average discount rate	5.83%	6.29%
Future minimum lease payments as of December 31, 2025 were as follows:

Year ending December 31,	Amount
2026	$14,432
2027	13,974
2028	13,632
2029	8,014
2030	8,194
Thereafter	22,022
Total undiscounted future minimum lease payments	80,268
Less: present value discount	(13,572)
Total discounted future minimum lease payments	66,696
Less: prepaid rent	(1,081)
Less: tenant improvement allowances	(7,140)
Total operating lease liabilities	$58,475
Note 11. Commitments and Contingencies
Hosting commitments and other significant non-cancelable purchase commitments
As of December 31, 2025, the Company had significant non-cancellable purchase commitments which primarily consist of future minimum non-cancellable payment obligations related to hosting, technical infrastructure and other service arrangements that support the general business operations of the Company.
Future minimum payments under the Company’s non-cancellable purchase commitments as of December 31, 2025 were as follows:

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)

Year ending December 31,	Amount
2026	$74,272
2027	134,782
2028	126,375
2029	115,000
2030	47,917
Total	$498,346
Letters of credit
As of December 31, 2025 the Company had a total of $9.8 million in unsecured letters of credit outstanding related to leased office spaces. The letters of credit renew annually and mature in 2026.
Legal matters
From time to time, the Company may become a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company believes that resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. The Company did not have any material liabilities in the consolidated financial statements as a result of legal matters as of December 31, 2025 and 2024.
Indemnification and warranties
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs nor has it accrued any liabilities in its consolidated financial statements as a result of these obligations.
Certain of the Company’s product offerings include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that the Company fails to meet those levels.
As of December 31, 2025 and 2024, the Company has not accrued for any liabilities in the consolidated financial statements as a result of these service-level agreements.
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

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Note 12. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	December 31, 2025	December 31, 2024
Non-income based taxes payable	$12,674	$9,562
Income taxes payable	787	511
Customer deposits	5,713	4,507
Acquisition-related indemnification holdbacks	15,535	—
Other current liabilities	31,826	16,539
Total accrued and other current liabilities	$66,535	$31,119
Note 13. Stockholders’ Equity
Convertible preferred stock
In connection with the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock automatically converted into a total of 246.0 million shares of the Company’s Class A common stock. The holders of convertible preferred stock had certain voting, dividend, liquidation preferences, and conversion privileges that terminated at the closing of the IPO. As of December 31, 2025, there were no shares of convertible preferred stock issued and outstanding.
Convertible preferred stock issued and outstanding consisted of the following as of December 31, 2024:

	Shares authorized	Shares issued and outstanding	Original issue price per shares	Liquidation preference	Net carrying value

Series Seed	45,569	44,309	$0.0878	$3,889	$3,845
Series A	70,262	69,812	$0.1993	13,910	13,852
Series B	75,378	75,365	$0.3317	24,995	24,897
Series C	36,435	36,435	$1.0978	40,000	39,884
Series D	10,826	10,801	$4.6185	49,883	49,692
Series E	9,391	9,277	$21.2967	197,574	197,271
Total	247,861	245,999		$330,251	$329,441
The holders of convertible preferred stock had various rights and preferences, including the following:
Liquidation preference
Upon a liquidation event, as defined in the Company’s restated certificate of incorporation, the holders of Series Seed, Series A, Series B, Series C, Series D, and Series E convertible preferred stock were entitled to receive, prior to and in preference to any distribution of the proceeds of such liquidation to common stockholders, an amount per share equal to $0.0878, $0.1993, $0.3317, $1.0978, $4.6185 and $21.2967, respectively, plus any declared but unpaid dividends on such shares. If the proceeds distributed among the holders of the preferred stock were insufficient to permit the holders of Series Seed, Series A, Series B, Series C, Series D, and Series

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
E convertible preferred stock to receive the full payment noted above, then the entire proceeds legally available for distribution would have been distributed ratably among the holders of the preferred stock in proportion to the full preferential amount that each such holder was otherwise entitled to receive.
Dividends
Holders of the Company’s preferred stock were entitled to receive dividends, when, as, and if declared by the Board of Directors (the “Board”), at the applicable dividend rate of $0.0070, $0.0159, $0.0265, $0.0878, $0.3695, and $1.7037 for each share of Series Seed, Series A, Series B, Series C, Series D, and Series E convertible preferred stock, respectively, prior to and in preference of any dividend paid to holders of the Company’s common stock (other than those payable in common stock or other securities and rights convertible into or entitling the holder thereof to receive additional shares of common stock). Such dividends were not cumulative. After payment of such dividends, any additional dividends or distributions of the Company would have been distributed among all holders of common stock and preferred stock in proportion to the number of shares of common stock that would have been held by each such holder if all shares of preferred stock were converted to common stock at the then effective conversion rate.
Voting
Each holder of convertible preferred stock had the right to one vote for each share of Class A common stock into which the shares of preferred stock held by such holder could then be converted. In addition, (i) so long as at least 5.7 million shares of Series Seed preferred stock remained outstanding, the holders of the Series Seed preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company; (ii) so long as at least 10.4 million shares of Series A preferred stock remained outstanding, the holders of the Series A preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company; (iii) so long as at least 11.3 million shares of Series B preferred stock remained outstanding, the holders of the Series B preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company; and (iv) the holders of outstanding common stock, exclusively and as a separate class, were entitled to elect two directors of the Company. The holders of the preferred stock and common stock, voting together as a single class and on an as-converted basis, were entitled to elect any remaining directors of the Company. On matters voted upon by the Board, one of the common stock directors (currently the Company’s Chief Executive Officer) was entitled to nine votes, while the Series Seed, Series A, and Series B preferred directors and the other common stock director, as well as any directors elected by preferred and common holders together, were each entitled to one vote.
Conversion
At the option of the holder thereof, each share of preferred stock was convertible into a number of shares of Class A common stock that resulted from dividing the applicable original issue price for such series by the applicable conversion price in effect on the date of conversion (the “Conversion Rate”). Each share of preferred stock was automatically convertible into shares of Class A common stock at the Conversion Rate at the time in effect for such series of preferred stock upon the earlier of (i) the closing of the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 under the Securities Act of 1933, as amended (the “Securities Act”), resulting in gross proceeds of no less than $30.0 million in the aggregate (a “Qualified Initial Public Offering”), (ii) the effectiveness of the registration statement filed under the Securities Act in connection with a direct listing, as defined in the restated certificate of incorporation, that is approved by the Board, or (iii) the date, or the occurrence of an event, specified by vote or written consent or agreement of the holders of a majority of the then outstanding preferred stock, voting together as a single class and on an as-converted basis.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Preferred stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 200.0 million shares of preferred stock with a par value of $0.00001 per share with rights and preferences, including, without limitation, voting powers, dividend rights, liquidation rights, redemption rights, and conversion rights, designated from time to time by the Board. As of December 31, 2025, there were no shares of preferred stock issued and outstanding.
Blockchain common stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 100.0 million shares of blockchain common stock with a par value of $0.00001 per share with rights and preferences, including, without limitation, voting powers, dividend rights, liquidation rights, redemption rights, and conversion rights, designated from time to time by the Board. As of December 31, 2025, there were no shares of blockchain common stock issued and outstanding.
Class A, Class B, and Class C common stock
In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized three classes of common stock: 10.0 billion shares of Class A common stock, 350.0 million shares of Class B common stock, and 1.0 billion shares of Class C common stock each at a par value of $0.00001 per share, of which 432.1 million shares of Class A common stock, 80.9 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding as of December 31, 2025. Included in the total number of common stock outstanding as of December 31, 2025 are 1.5 million shares of Class A common stock subject to vesting, which are not considered outstanding for accounting purposes.
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
Holders of the Company’s common stock are entitled to dividends, if and when declared by the Board. The holders of all classes of common stock shall be treated equally, identically and ratably, on a per share basis, with respect to any dividends. As of December 31, 2025, no dividends were declared.
Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to fifteen votes per share, and, except as otherwise required by law, holders of Class C common stock are entitled to no votes per share. The holders of all classes of common stock vote together as a single class on all matters, except where otherwise required by law. Each share of Class B common stock may be converted into one share of Class A common stock at any time at the option of the holder. Each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer by the holder, whether or not for value, except for certain permitted transfers described in the Company’s restated certificate of incorporation. Further, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earlier to occur of (a) the date fixed by the Board that is no less than 61 days and no more than 180 days following the date on which the Company’s co-founders each fail to satisfy the requirement that the applicable co-founder, his family members, and certain of his permitted entities and transferees hold at least 30% of the issued and outstanding shares of Class B common stock (excluding any shares of Class B common stock that remain subject to vesting requirements at such time) owned of record thereby on July 30, 2025, (b) the date that is 24 months after the death or disability of Dylan Field, subject to

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
extension as described in the Company’s restated certificate of incorporation, (c) the date specified by the holders of at least 80% of the then-outstanding shares of Class B common stock, voting as a separate class, or (d) the date that is 24 months following the date on which the Company’s co-founders each have ceased providing services to the Company as a director, officer, employee, or consultant on a continuous basis for a period of more than three consecutive years.
During the year ended December 31, 2025, 4.4 million shares of Class B common stock were converted into shares of Class A common stock.
All shares of Class C common stock will automatically convert into one share of Class A common stock following both (i) the earliest to occur of (a) the conversion of all then-outstanding shares of Class B common stock into shares of Class A common stock, (b) the automatic conversion of all outstanding shares of Class B common stock into shares of Class A common stock, (c) the affirmative vote of the holders of a majority of the then-outstanding shares of Class B common stock, voting separately as a single class, and (ii) upon the date and time, or occurrence of an event, specified by the affirmative vote of the holders of a majority of the then-outstanding shares of Class A common stock, voting separately as a single class.
Following such conversions, each share of Class A common stock will have one vote per share and the rights of the holders of all outstanding common stock will be identical. Once converted into Class A common stock, the Class B common stock, and Class C common stock may not be reissued.
As of December 31, 2025, the Company had reserved shares of common stock for future issuance, on an as converted basis, as follows:

As of December 31, 2025
RSUs (including CEO Equity Awards) outstanding	87,825
Stock options outstanding	13,272
Remaining shares authorized for future issuance	66,797
Total	167,894
Equity incentive plans
Prior to the IPO, the Company maintained two equity incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2021 Executive Equity Incentive Plan (the “2021 Plan”). The 2012 Plan allowed the Company to grant stock options, RSUs, and RSAs to employees, directors, and consultants of the Company. The 2021 Plan was established in June 2021 to allow the Company to grant stock options, RSUs, stock appreciation rights, and RSAs to the Company’s Chief Executive Officer (“CEO”).
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

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2025, there were 66.8 million shares available for issuance under the 2025 Plan.
Employee stock purchase plan
On June 26, 2025, the Board approved the 2025 ESPP, which became effective on July 30, 2025 in connection with the IPO. The purpose of the 2025 ESPP is to enable eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of their eligible compensation. The purchase price for shares purchased under the 2025 ESPP during any given purchase period is 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of the applicable purchase period. During any offering period, contribution rates may be decreased once, and participants may withdraw from the current offering period up until two weeks from the end of the offering period and receive a full refund. As of December 31, 2025, a total of 11.6 million shares of the Company’s Class A common stock have been reserved for issuance under the 2025 ESPP.
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
The 2025 ESPP had an initial offering period beginning on July 30, 2025 and ending on November 14, 2025, with a purchase date of November 14, 2025. The enrollment window for the initial offering period began on July 30, 2025 and ended on August 15, 2025, which is considered the grant date for the initial offering period. For the initial offering period, the fair market value of the Class A common stock on the offering date was equal to the IPO price of $33.00 per share, and the fair market value of the Class A common stock on the grant date was $79.42. Following the initial offering period, the 2025 ESPP provides for six-month offering periods and provides that participants may make one purchase at the end of each six-month offering period.
The fair value of each right to acquire stock under the 2025 ESPP is estimated using the Black-Scholes option pricing model. Estimating the grant date fair value of rights to acquire stock under the 2025 ESPP requires the Company to make assumptions and judgments regarding the variables used in the calculation as follows:
Expected term - Approximates the offering period.
Expected volatility - The Company uses the average of the historical volatilities of the common stock of several entities with characteristics similar to those of the Company.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Risk-free interest rate - Risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the length of the offering period.
Expected dividend yield - Because the Company has never paid, and does not expect to pay, cash dividends in the near future, the expected dividend yield is 0%.
The following table summarizes the significant assumptions used in estimating the fair value of the rights to acquire stock under the ESPP using the Black-Scholes option-pricing model during the year ended December 31, 2025:

Year Ended December 31,
2025
Expected term (in years)	0.3 - 0.5
Expected volatility	42.49% - 44.57%
Risk free interest rate	3.81% - 4.30%
Dividend yield	—%
The Company recognized $51.1 million of stock-based compensation expense related to the 2025 ESPP during the year ended December 31, 2025. As of December 31, 2025, there was approximately $5.7 million of unrecognized stock-based compensation expense related to the 2025 ESPP, which is expected to be recognized over a remaining period of 0.4 years.
As of December 31, 2025, $5.1 million has been withheld on behalf of employees for future purchases under the 2025 ESPP due to the timing of payroll deductions. During the year ended December 31, 2025, the Company’s employees purchased 0.9 million shares of its Class A common stock under the 2025 ESPP. The shares were purchased at a purchase price of $28.05 per share, with net proceeds of $25.9 million.
Fair value of common stock
Prior to the IPO, the fair value of common stock underlying stock options and RSUs was historically determined by the Board. Because there was no public market for the Company’s common stock prior to the IPO, the Board determined the fair value of the common stock at the time of grant of the option or RSU by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, the prices paid for common stock and convertible preferred stock sold to third-party investors by us, secondary market transactions, actual operating results and financial performance, the conditions in the industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common stock, among other factors.
RSU releases
IPO RSU release
On July 30, 2025, the Board approved the acceleration of the performance-based vesting condition for awards for which the service-based vesting condition was satisfied as of the IPO date, to occur upon the effectiveness of the registration statement related to the IPO instead of on the earlier of (a) six months after the IPO or (b) March 15 of the calendar year following the IPO. As a result, the Company issued shares of its Class A common stock upon settlement of RSUs that remained subject to the performance-based vesting condition but had already satisfied the applicable service-based vesting conditions (the “IPO RSU Release”). To meet the related tax withholding requirements for the net settlement of the vested RSUs, the Company withheld 12.5 million shares underlying such equity awards, resulting in the net issuance of 9.6 million shares of Class A

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
common stock and 3.9 million shares of Class B common stock. The withheld shares were returned to the Company’s available reserve under the 2025 Plan. The Company’s related employee tax withholding obligations owed to federal, state, and foreign tax jurisdictions was $411.4 million. The Company drew approximately $330.5 million on the Revolving Credit Facility in order to pay a portion of the withholding and remittance obligations related to the IPO RSU Release. The proceeds from the Revolving Credit Facility together with cash on hand were used to pay the tax withholding obligations in full during the year ended December 31, 2025. Subsequently, on August 1, 2025, the closing date of the IPO, the Company issued and sold 12.5 million shares of Class A common stock to investors in connection with the IPO at a purchase price of $33.00 per share. The Company received net proceeds of $393.1 million after deducting underwriting discounts and commissions and before deducting offering costs payable by the Company. The net proceeds from the IPO were used to repay the amounts borrowed on the Revolving Credit Facility on August 1, 2025.
The Company recognized $975.7 million of stock-based compensation expense associated with the IPO RSU Release during the year ended December 31, 2025.
May 2024 RSU release and primary financing
In May 2024, the Company modified and released 34.6 million RSUs held by employees and former employees (including the 2021 CEO Market Award and the 2021 CEO Service Award, each as defined and further described below in the section titled “—CEO equity awards”) to remove the performance-based vesting condition (“the May 2024 RSU Release”), resulting in their remeasurement as of the modification date. The service-based vesting condition related to such RSUs had been met as of the modification date. Accordingly, these RSUs were fully vested as of the modification date, resulting in the recognition of stock-based compensation expense, net of amounts capitalized, of $801.2 million, and the release of the underlying common stock during the year ended December 31, 2024. A total of 1,486 grantees were affected by this modification. The remaining outstanding RSU awards were not modified and continued to be subject to both service-based and performance-based vesting conditions.
In connection with the May 2024 RSU Release, during the year ended December 31, 2024, the Company withheld approximately 18.1 million shares from the RSU holders to cover federal, state, and foreign withholding tax obligations. These withheld shares were returned to the Company’s available reserve under the 2012 Plan and the 2021 Plan, as applicable. The Company simultaneously issued and sold 18.1 million shares of Class A common stock to new and existing investors to cover the respective employee tax liability owed to federal, state, and foreign tax jurisdictions as a result of the May 2024 RSU Release. The Company received proceeds of approximately $419.0 million based on a purchase price of $23.19 per share.
2024 tender offer
In order to provide its employees with liquidity subsequent to the Abandoned Merger with Adobe (as defined below), the Company facilitated a tender offer (the “2024 Tender Offer”), which opened on June 5, 2024 and closed on July 3, 2024, under which new and existing investors purchased an aggregate of 24.4 million shares of Class A common stock from investors, employees, and former employees of the Company at a purchase price of $23.19 per share for an aggregate purchase price of $566.7 million. Included in the shares of Class A common stock sold were 1.8 million shares of convertible preferred stock which were converted to Class A common stock at a 1:1 ratio immediately prior to closing. The Company determined that as a result of this transaction it had established a pattern of cash settlement of immature shares and stock options, resulting in a modification to its equity incentive plans. The Company made this determination when considering that it had previously facilitated two prior tender offer transactions in its fiscal years ended December 31, 2021 and December 31, 2020. The ability for employees to cash settle equity awards is contingent on the Company facilitating a third-party tender offer. As such, as of the date of the opening of the 2024 Tender Offer, the fair value of the maximum number of immature shares of common stock and stock options eligible to participate in the 2024 Tender Offer was reclassified from additional paid-in-capital and recorded as a liability as of the date of the opening of the 2024 Tender Offer. To the extent that the fair value of the immature shares of common

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
stock and stock options exceeded the amount of stock-based compensation expense previously recognized, the excess was recognized as additional stock-based compensation expense. Accordingly, the Company recorded incremental stock-based compensation expense of $56.6 million in connection with this Tender Offer during the year ended December 31, 2024. The Company did not recognize any other stock-based compensation expense related to the 2024 Tender Offer as the purchase price was equal to the fair value of the common stock on the date of the transaction.
A summary of stock-based compensation expense recognized in the consolidated statements of operations related to the May 2024 RSU Release and the incremental stock-based compensation expense from the 2024 Tender Offer is as follows, net of amounts capitalized as internal-use software:

Year Ended December 31,
2024
Cost of revenue	$24,858
Research and development	462,683
Sales and marketing	186,659
General and administrative	183,618
Total	$857,818
December 2024 financing
In December 2024, the Company issued 2.5 million shares of Class A common stock to existing investors for proceeds of $60.0 million based on a purchase price of $24.0751 per share.
Stock options
2024 Stock Option Grants
In August 2024, the Company granted 10.5 million stock options in connection with the 2024 Tender Offer (the “2024 Stock Option Grants”) with a grant date fair value of $8.50 per share, which expire on the earlier of five years after the grant date or one year after the Company’s IPO. The options were granted to eligible employees that elected to not tender all of their common stock received by them in connection with the May 2024 RSU Release as part of the Company’s 2024 Tender Offer. These stock options were fully vested at the time of grant and therefore the related stock-based compensation expense was recognized on the grant date. A summary of the related stock-based compensation expense recognized in the consolidated statements of operations related to the issuance of these stock option awards, net of amounts capitalized as internal-use software is as follows:

Year Ended December 31,
2024
Cost of revenue	$3,034
Research and development	47,024
Sales and marketing	20,160
General and administrative	17,901
Total	$88,119
Valuation assumptions

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes the assumptions used in the valuation of the 2024 Stock Option Grants to employees during the year ended December 31, 2024:

Year Ended December 31,
2024
Expected term (in years)	2.5
Expected volatility	54.61%
Risk free interest rate	3.87%
Dividend yield	—%
Fair value of common stock on grant date	$23.19
As discussed above, in connection with the IPO and adoption of the 2025 Plan in July 2025, the Company ceased granting awards under both the 2012 Plan and 2021 Plan. No stock options were granted under the 2012 Plan, the 2021 Plan, or the 2025 Plan during the year ended December 31, 2025. A summary of stock option activity and weighted-average exercise prices under the 2012 Plan and related information for all periods presented is as follows:

	Number of stock options outstanding under the 2012 Plan	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2022	18,760	$0.19	6.2	$711,477
Options exercised	(7)	0.31
Options forfeited	(101)	0.30
Outstanding as of December 31, 2023	18,652	$0.19	5.2	$428,955
Options granted	10,490	23.19
Options exercised	(5,116)	0.47
Options forfeited	(3)	0.34
Outstanding as of December 31, 2024	24,023	$10.18	4.4	$333,861
Options exercised	(10,751)	11.37
Outstanding as of December 31, 2025	13,272	$9.21	1.1	$373,724
Vested and exercisable as of December 31, 2025	13,272	$9.21	1.1	$373,724
As of December 31, 2025 and 2024, there was no unrecognized stock-based compensation related to outstanding stock options.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
The following table summarizes information about the value of options exercised and total fair value of options vested during the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
Intrinsic value of options exercised	$328,997	$111,789	$290
Total fair value of options vested	$—	$89,759	$1,676
RSUs
The fair value of RSUs is determined using the fair value of the Company’s stock on the date of grant. As discussed above, in connection with the IPO and effectiveness of the 2025 Plan in July 2025, the Company ceased granting awards under the 2012 Plan. The following table summarizes the activity for the Company’s unvested RSUs under the 2012 Plan and the 2025 Plan during the years ended December 31, 2025, 2024, and 2023, excluding the CEO equity awards described below:

	Number of RSUs outstanding under the 2012 Plan and 2025 Plan	Weighted-average grant date fair value per share
Unvested at December 31, 2022	44,506	$13.42
RSUs granted	11,308	$23.19
RSUs released	—	$—
RSUs forfeited	(3,059)	$13.81
Unvested at December 31, 2023	52,755	$12.96
RSUs granted	38,012	$25.33
RSUs released(1)	(31,239)	$23.19
RSUs forfeited	(4,702)	$20.93
Unvested at December 31, 2024	54,826	$22.80
RSUs granted	29,522	$38.98
RSUs released/settled	(25,452)	$20.83
RSUs forfeited	(5,656)	$26.50
Unvested at December 31, 2025	53,240	$32.32
__________________
(1)These shares represent the shares for which the performance-based vesting condition was removed as part of the May 2024 RSU Release (excluding the CEO Equity Awards). As a result, these shares were remeasured based on the modification date fair value of $23.19. Please refer above for further discussion of the May 2024 RSU Release.
Excluding the CEO equity awards described below, the total fair value of RSUs vested as of their respective vesting dates, was $1.1 billion and $724.5 million, for the years ended December 31, 2025 and 2024, respectively. No RSUs vested during the year ended December 31, 2023.
Excluding the CEO equity awards described below, the Company had total unrecognized stock-based compensation expense related to RSUs of $1.2 billion as of December 31, 2025, which will be recognized over a weighted-average remaining requisite service period of 3.5 years.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
			11,250
The performance period for each tranche began on the first trading day following the later of (a) the Company’s IPO date, or (b) October 27, 2021 and ends on the earliest to occur of (i) the date on which all shares subject to the 2021 CEO Market Award vests, (ii) the date Mr. Field ceases to satisfy the service-based vesting condition, (iii) the seventh anniversary of the grant date, or (iv) the occurrence of an acquisition of the Company prior to the Company’s IPO date. Public market capitalization is calculated on a fully-diluted basis implied by the volume weighted-average price for any 30-day trading period after the completion of an initial public offering, or in the case of an acquisition of the Company, the aggregate amount actually distributed to holders of the Company’s capital stock.
The Company estimated the grant date fair value of the 2021 CEO Market Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporated into the valuation the possibility that the public market capitalization targets may not be satisfied. The weighted-average grant date fair value of the award was estimated to be $6.42 per share.
The 2021 CEO Market Award contains an implied performance-based vesting condition satisfied upon the IPO or change in control date because no shares subject to the grant will vest unless one of these two events occurs. The performance-based vesting condition on the 2021 CEO Market Award was not modified as part of the May 2024 RSU Release and therefore expense continued to be deferred on the award until the Company completed its IPO. In connection with the Company’s IPO, on July 30, 2025, the performance-based vesting condition was satisfied and the Company recognized cumulative unrecognized stock-based compensation expense of $72.2 million during the year ended December 31, 2025. As of December 31, 2025, there was no remaining unrecognized stock-based compensation expense related to the 2021 CEO Market Award.
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

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
The Company determined that each of the three public market capitalization targets were achieved in September 2025, and therefore 11.3 million shares were vested upon the achievement date as the service-based vesting condition for the award had been met prior to the IPO. The fair value of the awards vested was equal to $629.6 million on the achievement date. Although the vesting conditions were satisfied in September 2025, only 50% of the vested shares were settled during the year ended December 31, 2025 due to the settlement terms discussed above. However, because all vesting conditions for the 2021 CEO Market Award were satisfied during the year ended December 31, 2025, the respective Class B common shares underlying the award are considered outstanding for accounting purposes and are included in the Company’s determination of calculating basic earnings per share. With respect to the timing of settlement for the award, the remaining 50% of the RSUs will be settled in the three months ending March 31, 2026.
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
In May 2024, the 2021 CEO Service Award was modified to remove the performance-based vesting condition satisfied upon the Company’s IPO or change in control date for RSUs for which the service-based vesting condition had been met as of the modification date. Accordingly, these RSUs were remeasured and fully vested as of the modification date, resulting in the recognition of stock-based compensation expense of $78.3 million, and the gross release of 3.4 million shares of Class B common stock. The remaining outstanding RSU awards were not modified and continued to be subject to both service-based and performance-based vesting conditions. The performance-based vesting condition was satisfied in connection with the Company’s IPO on July 30, 2025 resulting in the Company recognizing the total remaining stock-based compensation expense on the award of $84.1 million and the gross release of 7.9 million shares of Class B common stock during the year ended December 31, 2025. The fair value of the shares vested and released on the IPO was equal to $259.9 million. As of December 31, 2025, there was no remaining unrecognized stock-based compensation expense related to the 2021 CEO Service Award.
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
		100%

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The 2025 CEO Stock Price Award contained an implied performance-based vesting condition that was satisfied upon the IPO on July 30, 2025 and therefore any expense was deferred until the achievement of the IPO. The Company recognized a total of $55.5 million of stock-based compensation expense during the year ended December 31, 2025 related to the 2025 CEO Stock Price Award.
The Company has determined that the stock price targets with respect to the first three tranches of the 2025 CEO Stock Price Award were achieved during the year ended December 31, 2025. The award is subject to an on-going service requirement and will vest and be settled in seven substantially equal installments on each of the first seven anniversaries of the vesting commencement date, as long as the CEO is in continuous service with the Company through the applicable vesting date.
The Company had $342.0 million of total unrecognized stock-based compensation related to the 2025 CEO Stock Price Award as of December 31, 2025 that will be recognized on an accelerated attribution basis over a remaining weighted-average service period of approximately 4.0 years.
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
During the year ended December 31, 2025, the Company recognized $47.2 million in stock-based compensation related to the 2025 CEO Service Award. As of December 31, 2025, the Company had $417.2 million in remaining unrecognized stock-based compensation related to the award that will be recognized over the remaining requisite service period of 4.5 years.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Note 14. Net Income (Loss) per Share
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
In connection with the IPO, the Company amended its certificate of incorporation and authorized the issuance of multiple classes of common stock. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are the same, other than voting rights. Accordingly, the Class A common stock, Class B common stock, and Class C common stock share equally in the Company’s net income (losses), and as such have been combined for the purpose of calculating net income (loss) per share.
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of total common stock outstanding.
For the years ended December 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share as there was no net income attributable to common stockholders for either period, and, as a result, the inclusion of all potential common shares outstanding would have been antidilutive. For the year ended December 31, 2023, diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders during the periods presented.

	Year Ended December 31,
	2025	2024	2023
Basic and diluted net loss per share:
Numerator:
Net income (loss) attributable to common stockholders	$(1,250,463)	$(732,120)	$285,859
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	337,044	195,612	168,399
Net income (loss) per share, basic	$(3.71)	$(3.74)	$1.70
Diluted net loss per share:
Numerator:
Net income (loss) attributable to common stockholders	$(1,250,463)	$(732,120)	$285,859
Reallocation of net income to common stockholders considering potentially dilutive securities	—	—	18,274
Net income (loss) attributable to common stockholders considering potentially dilutive securities	$(1,250,463)	$(732,120)	$304,133
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	337,044	195,612	168,399
Effect of dilutive securities:
Stock options	—	—	18,548
Warrants	—	—	260
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	337,044	195,612	187,207
Net income (loss) per share, diluted	$(3.71)	$(3.74)	$1.62
The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods, was as follows:

	Year Ended December 31,
	2025	2024	2023
RSUs(1)	27,778	49,748	47,589
Unvested RSAs	670	262	—
CEO Equity Awards(2)	13,503	20,679	22,500
Convertible preferred stock(3)	142,882	246,993	—
Stock options	21,668	19,823	—
Warrants(4)	151	261	—
Total	206,652	337,766	70,089
__________________
(1)For the year ended December 31, 2025, RSUs excluded in the diluted per share calculations under the two class method include RSUs subject to only a service condition because the impact would be anti-dilutive. For the year ended December 31, 2024, RSUs excluded in the dilutive per share calculation include only RSUs subject to both a service and performance condition which were excluded due to RSUs being contingently issuable as of December 31, 2024.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(2)In October 2021, the Board approved a grant to the Company’s CEO of RSUs with respect to 22.5 million shares of Class B common stock. In June 2025, the Board approved a grant to the Company’s CEO of RSUs with respect to 29.0 million shares of Class B common stock. See Note 13 “Stockholders’ Equity” for further details.
(3)For the years ended December 31, 2025 and 2024, convertible preferred stock was not included in the dilutive per share calculation under the two class method, as the convertible preferred stockholders were not legally obligated to share in the Company’s losses. For the year ended December 31, 2023, convertible preferred stock was included in in the dilutive per share calculation under the two class method. Upon the IPO, all convertible preferred stock converted into shares of Class A common stock. Therefore, there are no potentially dilutive shares of common stock related to convertible preferred stock as of December 31, 2025.
(4)Upon the IPO, all warrants were fully exercised and converted into shares of Class A common stock. Therefore, there are no potentially dilutive shares of common stock related to warrants as of December 31, 2025.
Note 15. Other Income, Net
Other income, net consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Interest income	$62,199	$63,701	$19,853
Unrealized gains (losses) on equity securities	(797)	23,766	—
Other income(1)	6,745	—	1,000,036
Other expense, net	(3,332)	(3,105)	(514)
Total other income, net	$64,815	$84,362	$1,019,375

__________________
(1)On December 17, 2023, the Company abandoned its Merger Agreement with Adobe. Subject to the terms of the Merger Agreement, upon abandonment of the deal, Adobe was required to pay the Company a termination fee of $1.0 billion.
Note 16. Income Taxes
For the years ended December 31, 2025, 2024, and 2023 the Company’s income (loss) before provision for income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(1,235,143)	$(801,821)	$942,722
Foreign	9,501	8,750	3,197
Income (loss) before income taxes	$(1,225,642)	$(793,071)	$945,919

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
For the years ended December 31, 2025, 2024, and 2023, the provision for (benefit from) income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$819	$(57,990)	$186,475
State	1,553	(4,322)	20,759
Foreign	24,592	2,531	844
Total	$26,964	$(59,781)	$208,078

Deferred:
Federal	$(1,647)	$—	$—
State	(257)	—	—
Foreign	(239)	(1,170)	—
Total	(2,143)	(1,170)	—

Provision for (benefit from) income taxes	$24,821	$(60,951)	$208,078
The Company’s income tax expense for the year ended December 31, 2025 was primarily due to the impact of a non-recurring intragroup transfer of certain intellectual property (“IP”) rights to the United States as a result of the Company’s acquisition of Weavy. As a result, the Israeli subsidiary of the Company recognized a taxable gain for local statutory purposes of approximately $24.5 million. The Company evaluated the tax consequences of the intercompany transfer, including the valuation of the IP and the application of relevant Israeli and U.S. tax laws, and believes the transaction was completed in accordance with applicable transfer pricing and tax regulations. No material reserves for uncertain tax positions were recorded in connection with the transfer as of December 31, 2025.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
The table below provides the updated requirements of ASU 2023-09 for the Company’s effective tax rate for the year ended December 31, 2025. See Note 1 “Description of the Business and Summary of Significant Accounting Policies” for additional details on the adoption of ASU 2023-09.

	Year Ended December 31,
	2025
Provision at federal statutory rate	$(257,385)	21.0%
State and local income tax, net of federal income tax effect(1)	(13)	—%
Foreign tax effects
Israel
Transfer of intellectual property	23,091	(1.9)%
Other foreign jurisdictions	241	—%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws	—	—%
Tax credits
Research credits	(96,193)	7.8%
Changes in valuation allowance	389,932	(31.8)%
Nontaxable or nondeductible items
Stock-based compensation	(118,966)	9.8%
Officer compensation	71,802	(5.9)%
Other	1,054	(0.1)%
Changes in unrecognized tax benefits	29,900	(2.4)%
Other
IP onshore	(20,979)	1.7%
Other	2,338	(0.2)%
Provision for (benefit from) income taxes	$24,821	(2.0)%
__________________
(1)State taxes in Massachusetts and Texas made up the majority (greater than 50 percent) of the tax effect in this category.
The Company’s effective tax rate of (2.0)% for the year ended December 31, 2025 was primarily due to the impact of the Israel IP transfer.
As previously disclosed, for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the Company’s effective income tax rate differed from the statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Expected tax provision at statutory income tax rate	21.0%	21.0%
Research & development credits	7.4%	(1.3)%
Stock-based compensation	(0.1)%	—%
State taxes	6.0%	2.1%
Foreign rate differential	0.1%	—%
Transaction costs	—%	(0.2)%
US taxation on foreign operations	—%	(0.6)%
Other	(0.3)%	0.1%
Change in valuation allowance	(26.4)%	0.9%
Provision for income taxes	7.7%	22.0%

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at the enacted rates. The significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Operating lease liabilities	$13,230	$6,129
Stock based compensation	121,627	16,264
Net operating loss carryforwards	144,998	49,484
Research and development tax credits	116,462	17,354
Capitalized research expenditures	317,753	179,787
Accrued Bonus	12,488	—
Intangibles	25,576	1,279
Other timing differences	1,418	1,007
Gross deferred tax assets	753,552	271,304
Valuation allowance	(726,188)	(251,172)
Total deferred tax assets, net of valuation allowance	27,364	20,132
Deferred tax liabilities:
Operating lease right-of-use assets	(13,004)	(6,095)
Capitalized expenses	(8,626)	(6,962)
Other	(5,734)	(5,904)
Total deferred tax liability	(27,364)	(18,961)
Net deferred tax assets	$—	$1,171
Based on the evaluation of positive and negative evidence as of the balance sheet date, the Company applied a full valuation allowance against all of its worldwide net deferred taxes.
The Company considers its non-U.S. earnings to be indefinitely reinvested outside of the United States to the extent these earnings are not subject to the U.S. income tax under an anti-deferral tax regime. Given the Company’s intent to reinvest these earnings for an indefinite period of time, the Company has not accrued a deferred tax liability on these earnings. A determination of an unrecognized deferred tax liability related to these earnings is not practicable.
As of December 31, 2025, the Company had gross federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $508.9 million, $427.5 million and $15.5 million, respectively. The federal and foreign NOLs do not expire and the state NOLs begin to expire in 2029.
As of December 31, 2025, the Company also had federal research and development credit carryforwards of approximately $96.3 million which begin to expire in 2041 and state research and development credit carryforwards of approximately $68.9 million which begin to expire in 2029.
Federal and state tax laws impose restrictions on utilization of NOL and tax credit carryforwards in the event of an ownership change, as defined in Section 382 of the Code. The Company’s ability to utilize its NOL and tax credit carryforwards are subject to limitation under these provisions.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows for both periods presented:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$45,195	$12,401	$11,909
Additions based on tax positions related to the current year	40,795	32,804	5,052
Additions (reductions) for tax positions of prior years	2,287	(10)	(4,560)
Balance at end of year	$88,277	$45,195	$12,401
The Company recognizes the effect of uncertain income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition are reflected in the period in which the change in judgment occurs. Included in the balance of uncertain income tax positions are tax benefits of $38.6 million and $37.5 million as of December 31, 2025 and 2024, respectively, that, if recognized, would affect the effective tax rate.
The Company recognizes interest and penalties related to its uncertain tax positions as a component of its provision for income taxes. As of and for the years ended December 31, 2025, 2024, and 2023, accrued interest and penalties related to unrecognized tax benefits were not material.
The Company’s primary tax jurisdiction is the United States. The Company is subject to U.S. federal, state, and foreign income tax. Generally, in the U.S. federal and state jurisdictions, tax periods in which certain loss and credit carryforwards are generated remain open for audit until such time as the limitation period ends for the year in which such losses or credits are utilized. All tax periods remain open to examination by major taxing jurisdictions to which the Company is subject. The Company is not currently under examination by income tax authorities for federal or state purposes.
Note 17. Segment and Geographic Information
Segment information
The Company’s chief operating decision maker (“CODM”) is the CEO. The Company manages its operations and allocates resources as a single operating segment at the consolidated level. Accordingly, the CODM uses consolidated net income (loss), as reported on the consolidated statements of operations, to assess performance of the Company and to allocate resources as part of the annual reporting process and to assess the performance of the Company’s single reportable segment, primarily by monitoring actual results versus the actual plan.
The significant expenses reviewed by the CODM are consolidated operating expenses and stock-based compensation, as presented in the consolidated statements of operations. Consolidated operating expenses include research and development, sales and marketing, and general and administrative expenses. Research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expense. Other segment items consist of other income, net and provision for (benefit from) income taxes, as presented in the consolidated statements of operations.
The CODM does not evaluate segment performance using balance sheet information.

FIGMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
Geographic areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area which primarily consist of property and equipment, net and operating lease right-of-use assets, and are attributed to a country based on the physical location of the assets. Aggregate property and equipment, net and operating lease right-of-use assets by geographic area was as follows:

	As of December 31,
	2025	2024
United States	$73,548	$39,606
International	3,859	4,217
Total	$77,407	$43,823
No single country outside of the United States accounted for more than 10% of total long-lived assets as of either of December 31, 2025 and 2024.
Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers:

	Year Ended December 31,
	2025	2024	2023
United States	$491,548	$359,406	$252,289
International	564,240	389,605	252,585
Total	$1,055,788	$749,011	$504,874
No single country outside of the United States accounted for more than 10% of total revenue for any of the years ended December 31, 2025, 2024, and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Director and Officer Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We maintain a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. Our code of conduct is available under the Governance Documents section of our Investor Relations website at investor.figma.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our business ethics policy by posting such information on the website address and location specified above.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, employees, and Figma itself that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
The remaining information required by this Item is incorporated by reference to the proxy statement for our 2026 annual meeting of stockholders (our “2026 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.The following documents are filed as a part of this Annual Report on Form 10-K:
1.Financial statements.

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial statement schedules.

All financial statement schedules have been omitted because the information is not applicable or is not required under the related instructions, or because the information required is already included in the financial statements or the notes thereto.
3.Exhibits.

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed or furnished with this Annual Report on Form 10-K, in each case as indicated therein.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Figma, Inc.	S-8	333-289901	3.1	August 27, 2025
3.2	Amended and Restated Bylaws of Figma, Inc.	S-8	333-289901	3.2	August 27, 2025
4.1	Form of Class A Common Stock certificate of Figma, Inc.	S-1/A	333-288451	4.1	July 21, 2025

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.2	Description of Securities.					X
4.3	Amended and Restated Investors’ Rights Agreement among Figma, Inc. and certain holders of its capital stock.	S-1	333-288451	4.2	July 1, 2025
10.1#	Form of Indemnification Agreement between Figma, Inc. and each of its directors and executive officers.	S-1	333-288451	10.1	July 1, 2025
10.2#	Figma, Inc. Amended and Restated 2012 Equity Incentive Plan and related form agreements.	S-1	333-288451	10.2	July 1, 2025
10.3#	Figma, Inc. 2021 Executive Equity Incentive Plan and related form agreements.	S-1	333-288451	10.3	July 1, 2025
10.4#	Figma, Inc. 2025 Equity Incentive Plan and related form agreements.	10-Q	001-42761	10.2	November 5, 2025
10.5#	Figma, Inc. 2025 Employee Stock Purchase Plan and related form agreements.	S-1	333-288451	10.5	July 1, 2025
10.6#	Non-Employee Director Compensation Policy.	S-1	333-288451	10.6	July 1, 2025
10.7#	Offer Letter between Dylan Field and Figma, Inc., dated July 20, 2025.	S-1/A	333-288451	10.7	July 21, 2025
10.8#	Offer Letter between Kris Rasmussen and Figma, Inc. dated July 20, 2025.					X
10.9#	Offer Letter between Shaunt Voskanian and Figma, Inc., dated July 20, 2025.	S-1/A	333-288451	10.9	July 21, 2025
10.10#	Offer Letter between William McDermott and Figma, Inc., dated June 26, 2025.	S-1	333-288451	10.10	July 1, 2025
10.11#	Offer Letter between Michel Krieger and Figma, Inc., dated July 18, 2025.	S-1/A	333-288451	10.16	July 21, 2025
10.12#	Offer Letter between Luis von Ahn and Figma, Inc., dated July 18, 2025.	S-1/A	333-288451	10.17	July 21, 2025
10.13#	Form of Change of Control and Severance Agreement between Figma, Inc. and each of its named executive officers.	S-1	333-288451	10.11	July 1, 2025
10.14#	Nominating Agreement between Dylan Field and Figma, Inc., dated July 30, 2025.	10-Q	001-42761	10.11	September 3, 2025
10.15	Office Lease, between Phelan Building LLC and Figma, Inc., dated April 28, 2021.	S-1	333-288451	10.12	July 1, 2025
10.16	First Amendment to Office Lease, between Phelan Building LLC and Figma, Inc., dated March 1, 2024.	S-1	333-288451	10.13	July 1, 2025
10.17	Revolving Credit Agreement, dated June 27, 2025, among Figma, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC and RBC Capital Markets, LLC as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto.	S-1	333-288451	10.14	July 1, 2025
19.1	Insider Trading Policy.					X
21.1	List of Subsidiaries of Figma, Inc.					X

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X
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
X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.					X
99.1	Irrevocable Proxy and Power of Attorney, dated March 7, 2022, by and among Evan Wallace, the Wu-Wallace Family Trust and Dylan Field.	S-1	333-288451	99.1	July 1, 2025
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.					X
__________________
*This certification is not deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or Section 15(d) of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIGMA, INC.

Date: February 18, 2026	By:	/s/ Dylan Field
Dylan Field
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dylan Field and Praveer Melwani, and each of them, as his or her true and lawful attorney-in-fact, proxies, and agent each with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dylan Field	Chair of the Board of Directors, Chief Executive Officer, and President (Principal Executive Officer)	February 18, 2026
Dylan Field

/s/ Praveer Melwani	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2026
Praveer Melwani

/s/ Tyler Herb	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
Tyler Herb

/s/ Mamoon Hamid	Director	February 18, 2026
Mamoon Hamid

/s/ Kelly A. Kramer	Director	February 18, 2026
Kelly A. Kramer

/s/ Michel Krieger	Director	February 18, 2026
Michel Krieger

/s/ John Lilly	Director	February 18, 2026
John Lilly

/s/ William R. McDermott	Director	February 18, 2026
William R. McDermott

/s/ Andrew Reed	Director	February 18, 2026
Andrew Reed

/s/ Danny Rimer	Director	February 18, 2026
Danny Rimer

/s/ Lynn Vojvodich Radakovich	Director	February 18, 2026
Lynn Vojvodich Radakovich

/s/ Luis von Ahn	Director	February 18, 2026
Luis von Ahn