Form 10-Q
period 2026-03-31
Figma, Inc.
filed 2026-05-14
CIK 1579878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 11, 2026, the registrant had outstanding 445,682,595 shares of Class A common stock, 82,693,978 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.00001.

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
•Third-party artificial intelligence (“AI”) agents and tools that operate on or through our platform may circumvent our pricing and packaging models, increase our costs, and adversely affect our business, operating results, financial condition, and future prospects.
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
•the impacts of AI on our business;
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
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, prospects, and business strategies.
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

Part I. Financial Information
Item 1. Financial Statements
FIGMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$405,654	$403,469
Digital assets, current	15,696	15,575
Marketable securities	1,232,810	1,252,474
Accounts receivable, net	188,351	247,915
Prepaid expenses and other current assets	93,882	85,267
Total current assets	1,936,393	2,004,700
Property and equipment, net	30,982	19,996
Intangible assets, net	12,663	19,083
Digital assets, non-current	11,787	15,116
Goodwill	101,396	101,396
Operating lease right-of-use assets	54,458	57,411
Restricted cash	9,800	9,799
Other assets	133,309	120,706
Total assets	$2,290,788	$2,348,207
Liabilities and stockholders’ equity
Accounts payable	$8,928	$4,502
Accrued and other current liabilities	82,157	66,535
Accrued compensation and benefits	53,173	107,105
Operating lease liabilities, current	2,540	2,630
Deferred revenue	627,664	595,334
Total current liabilities	774,462	776,106
Operating lease liabilities, non-current	53,624	55,845
Other non-current liabilities	5,741	5,615
Total liabilities	833,827	837,566
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 200,000 and 200,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Blockchain common stock, $0.00001 par value per share; 100,000 and 100,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class A common stock, $0.00001 par value per share; 10,000,000 and 10,000,000 shares authorized; 443,494 and 432,140 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	4
Class B common stock, $0.00001 par value per share; 350,000 and 350,000 shares authorized; 82,694 and 80,903 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.00001 par value per share; 1,000,000 and 1,000,000 shares authorized; 0 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	3,042,899	2,950,007
Accumulated other comprehensive income (loss)	(168)	4,003
Accumulated deficit	(1,585,774)	(1,443,373)
Total stockholders’ equity	1,456,961	1,510,641
Total liabilities and stockholders’ equity	$2,290,788	$2,348,207
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$333,439	$228,199
Cost of revenue(1)	68,666	19,452
Gross profit	264,773	208,747
Operating expenses(1):
Research and development	172,974	69,925
Sales and marketing	125,568	68,840
General and administrative	103,629	30,233
Total operating expenses	402,171	168,998
Income (loss) from operations	(137,398)	39,749
Other income (expense), net	(4,325)	7,274
Income (loss) before income taxes	(141,723)	47,023
Provision for income taxes	678	2,141
Net income (loss)	$(142,401)	$44,882
Less: net income attributable to participating securities	—	(36,271)
Net income (loss) attributable to common stockholders	$(142,401)	$8,611
Net income (loss) per share, basic and diluted:
Net income (loss) per share, basic	$(0.27)	$0.04
Net income (loss) per share, diluted	$(0.27)	$0.04
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	523,485	214,883
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, diluted	523,485	231,076
__________________
(1) Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$5,081	$—
Research and development	79,025	197
Sales and marketing	20,950	—
General and administrative	63,942	—
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(142,401)	$44,882
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on available-for-sale securities	(4,171)	821
Comprehensive income (loss)	$(146,572)	$45,703
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	513,043	$4	$2,950,007	$4,003	$(1,443,373)	$1,510,641
Exercise of stock options	6,597	—	28,446	—	—	28,446
Stock-based compensation	—	—	170,846	—	—	170,846
Issuance of common stock upon release of restricted stock units	10,169	—	—	—	—	—
Shares withheld for taxes upon release of equity awards	(3,621)	—	(106,400)	—	—	(106,400)
Other comprehensive loss	—	—	—	(4,171)	—	(4,171)
Net loss	—	—	—	—	(142,401)	(142,401)
Balance at March 31, 2026	526,188	$4	$3,042,899	$(168)	$(1,585,774)	$1,456,961

	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	245,999	$329,441	214,906	$1	$1,186,207	$1,314	$(192,910)	$1,324,053
Exercise of stock options	—	—	154	—	339	—	—	339
Stock-based compensation	—	—	—	—	281	—	—	281
Other	—	—	—	—	(12)	—	—	(12)
Other comprehensive income	—	—	—	—	—	821	—	821
Net income	—	—	—	—	—	—	44,882	44,882
Balance at March 31, 2025	245,999	$329,441	215,060	$1	$1,186,815	$2,135	$(148,028)	$1,370,364

See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(142,401)	$44,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,097	1,521
Non-cash operating lease costs	4,587	4,105
Stock-based compensation, net of amounts capitalized	168,998	197
Amortization of deferred commissions	6,511	4,706
Net accretion of discounts on available-for-sale securities	(2,474)	(4,846)
Unrealized losses on equity investments, net	15,611	8,266
Remeasurement loss on digital assets, non-current	3,329	—
Other non-cash adjustments	2,482	(186)
Changes in assets and liabilities:
Accounts receivable, net	59,512	17,991
Prepaid expenses and other current assets	(8,806)	(9,164)
Other assets	(18,189)	(2,434)
Accounts payable	4,160	(883)
Accrued and other current liabilities	9,457	4,386
Accrued compensation and benefits	(44,022)	3,289
Deferred revenue	32,330	25,273
Other non-current liabilities	126	74
Net cash provided by operating activities	97,308	97,177
Cash flows from investing activities:
Capital expenditures	(7,812)	(874)
Capitalized internal-use software development costs	(888)	(1,721)
Purchases of marketable securities	(262,936)	(238,805)
Proceeds from maturities of marketable securities	188,121	255,111
Proceeds from sale of marketable securities	75,749	28,201
Other cash flows from investing activities	317	(661)
Net cash provided by (used in) investing activities	(7,449)	41,251
Cash flows from financing activities:
Proceeds from options exercised	28,851	339
Taxes paid related to net share settlement of equity awards	(116,159)	—
Other cash flows from financing activities	(228)	—
Net cash provided by (used in) financing activities	(87,536)	339
Change in cash, cash equivalents, and restricted cash	2,323	138,767
Cash, cash equivalents, and restricted cash—beginning of period	413,191	490,585
Cash, cash equivalents, and restricted cash—end of period	$415,514	$629,352
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$405,654	$618,581
Restricted cash, including restricted cash in prepaid expenses and other current assets	9,860	10,771
Total cash, cash equivalents and restricted cash	$415,514	$629,352

	Three Months Ended March 31,
	2026	2025
Supplemental cash flow data:
Cash paid during the period for income taxes, net of refunds
Federal	$—	$—
State	(5)	—
Foreign	410	—
Total cash paid during the period for income taxes, net of refunds	$405	$—
Cash paid during the period for income taxes (prior to ASU 2023-09)	$—	$1,491
Non-cash investing and financing activities:
Stock-based compensation included in capitalized internal-use software development costs	$1,848	$85
Payments for operating leases included in cash from operating activities	$3,945	$3,974
Right-of-use assets obtained in exchange for lease liabilities	$679	$41,100
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
Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting, but do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. The accompanying unaudited condensed consolidated financial statements include the accounts of Figma, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income (loss), statements of stockholders' equity and the statements of cash flows for the interim periods. The interim results are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2026 or any future period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026 (the “Form 10‑K”).
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
The Company’s most significant estimates and judgments involved the measurement of the Company’s stock-based compensation, including the estimation of the fair value of the underlying common stock in periods prior to the date of the Company’s initial public offering (the “IPO”), the estimation of the fair value of market-based awards, reserves for uncertain tax positions, and the realizability of deferred tax assets.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Summary of significant accounting policies
There have been no material changes to the Company’s significant accounting policies as disclosed in “Note 1. Description of the Business and Summary of Significant Accounting Policies” to the audited consolidated financial statements included in Part II, Item 8 of the Form 10-K, other than as discussed below.
Concentrations of risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, digital assets, current, marketable securities, and accounts receivable. The Company places its cash, cash equivalents, restricted cash, digital assets, current, and marketable securities with financial institutions that management believes are of high credit quality, although such deposits may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and restricted cash to date. Cash equivalents and marketable debt securities are invested in highly rated investments. Digital assets, current represents the Company’s investment in USDC, which the Company has elected to carry at fair value. The underlying reserves of USDC are held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
No customer accounted for 10% or greater of total accounts receivable as of March 31, 2026 and December 31, 2025. There were no customers representing 10% or greater of revenue recognized for the three months ended March 31, 2026 and 2025.
The Company relies upon a third-party hosted infrastructure partner globally to serve customers and operate certain aspects of its services, such as environments for development testing, training, sales demonstrations, and production usage. Accordingly, any disruption of or interference at its hosted infrastructure partner would impact its operations and its business could be adversely impacted.
Recently issued accounting standards not yet adopted
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topics 270): Narrow-Scope Improvements, which amends guidance related to interim financial reporting. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other-Internal—Use Software (referred to as "internal-use software"). Upon adoption, registrants will be required to account for internal-use software using updated capitalization criteria, which no longer make reference to software development stages and include the addition of a probable-to-complete recognition threshold. ASU 2025-06 is effective for annual periods, including interim reporting periods, beginning after December 15, 2027, with early adoption permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income—Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, to expand expense disclosures by requiring disaggregated disclosure of certain income statement line items, including those that contain purchases of inventory, employee compensation, depreciation, and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied prospectively. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.
Note 2. Revenue
Deferred revenue
The changes in deferred revenue were as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$595,334	$381,363
Billings and other(1)	365,769	253,472
Revenue	(333,439)	(228,199)
Balance, end of period	$627,664	$406,636
__________________
(1)Other primarily includes amounts for which the Company had a contractual right to bill and receive payment from the customer.
Approximately 72% of revenue recognized during the three months ended March 31, 2026 was from the deferred revenue balance as of December 31, 2025, and approximately 70% of revenue recognized during the three months ended March 31, 2025 was from the deferred revenue balance as of December 31, 2024.
Remaining performance obligations
As of March 31, 2026, the aggregate balance of remaining performance obligations that were unsatisfied or partially unsatisfied was $682.3 million. The substantial majority of the remaining performance obligations will be satisfied over the twelve months following March 31, 2026, with the balance to be recognized as revenue thereafter.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 3. Cash, Cash Equivalents, and Marketable Securities
The amortized cost, unrealized gains and losses, and estimated fair value of the Company’s cash, cash equivalents, and marketable securities as of March 31, 2026 and December 31, 2025 consisted of the following:

As of March 31, 2026	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$307,010	$—	$—	$307,010
Money market funds	9,156	—	—	9,156
Commercial paper	89,160	—	(24)	89,136
Corporate bonds	352	—	—	352
Total cash and cash equivalents	405,678	—	(24)	405,654
Debt securities:
U.S. agency securities	108,104	93	(149)	108,048
U.S. treasury securities	510,068	651	(678)	510,041
Commercial paper	88,351	9	(18)	88,342
Corporate bonds	469,436	588	(664)	469,360
Total debt securities	1,175,959	1,341	(1,509)	1,175,791
Total cash, cash equivalent, and debt securities	$1,581,637	$1,341	$(1,533)	$1,581,445
Other:
Bitcoin exchange traded fund(1)				57,019
Total cash, cash equivalents, and marketable securities				$1,638,464
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
Debt securities were designated as available-for-sale and the Company’s Bitcoin exchange traded fund had a readily determinable fair value as of March 31, 2026 and December 31, 2025.
Debt securities
The following table presents debt securities, including debt securities classified as cash equivalents, by contractual maturities:

	As of March 31, 2026
	Amortized Cost	Fair Value
Due within one year	$633,034	$633,680
Due in one year through five years	632,437	631,599
Total	$1,265,471	$1,265,279

	As of December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$654,048	$655,302
Due in one year through five years	596,358	599,105
Total	$1,250,406	$1,254,407

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The Company had 271 and 33 marketable debt securities in unrealized loss positions as of March 31, 2026 and December 31, 2025, respectively. There were no material gains or losses that were reclassified out of accumulated other comprehensive income for any period presented.
As of March 31, 2026 and December 31, 2025, the Company’s marketable debt securities portfolio consisted of four security types, all of which contained investments that were in an unrealized loss position. The following tables present the breakdown of the marketable debt securities, including debt securities classified as cash equivalents, that had been in a continuous unrealized loss position aggregated by investment category as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$60,588	$(149)	$—	$—	$60,588	$(149)
U.S. treasury securities	205,301	(678)	—	—	205,301	(678)
Commercial paper	154,253	(43)	—	—	154,253	(43)
Corporate bonds	233,939	(663)	—	—	233,939	(663)
Total	$654,081	$(1,533)	$—	$—	$654,081	$(1,533)

	As of December 31, 2025
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$3,267	$(1)	$—	$—	$3,267	$(1)
U.S. treasury securities	959	—	—	—	959	—
Commercial paper	58,091	(12)	—	—	58,091	(12)
Corporate bonds	27,027	(15)	—	—	27,027	(15)
Total	$89,344	$(28)	$—	$—	$89,344	$(28)
The Company periodically evaluates its debt securities for expected credit losses. The unrealized losses on the debt securities were largely due to changes in interest rates. The credit ratings associated with the Company’s debt securities are highly rated and in line with the Company’s investment policy and the issuers continue to make timely principal and interest payments. The Company expects to recover the full carrying value of the debt securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses, and expects any credit losses would be immaterial based on the high-grade credit rating for the investments. As a result, the Company does not consider any portion of the unrealized losses on debt securities as of March 31, 2026 and December 31, 2025 to be unrecoverable.
Interest income from cash, cash equivalents, and marketable securities was $15.1 million and $15.5 million for the three months ended March 31, 2026 and 2025, respectively. Interest income is included in other income (expense), net in the accompanying condensed consolidated statements of operations.
Equity securities
Bitcoin exchange traded fund

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Any unrealized losses on the Company’s Bitcoin exchange traded fund, classified as an equity security, are attributable to decreases in the fair value of Bitcoin. The fair market value of this investment is directly driven by the price of Bitcoin and therefore is volatile in nature, but is not driven by credit specific factors and thus no expected credit losses have been recorded on the investment in any period presented.
Unrealized losses recognized on the Bitcoin exchange traded fund equity investment held were $16.7 million and $9.3 million for the three months ended March 31, 2026 and 2025, respectively.
Note 4. Digital Assets
Bitcoin investment
The Company's Bitcoin investment, which is included within digital assets, non-current on the condensed consolidated balance sheets, is remeasured at fair value at the end of each reporting period. The cost basis of the Company’s Bitcoin investment as of March 31, 2026 and December 31, 2025 was $15.0 million. The following table summarizes the changes in the fair value of the Company’s Bitcoin investment during the three months ended March 31, 2026:

	Units	Fair Value
Balance at December 31, 2025	173	$15,116
Additions	—	—
Remeasurement losses	—	(3,329)
Balance at March 31, 2026	173	$11,787

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 5. Fair Value Measurements
The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

As of March 31, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,156	$—	$—	$9,156
Commercial paper	—	89,136	—	89,136
Corporate bonds	—	352	—	352
Total cash equivalents	$9,156	$89,488	$—	$98,644
Marketable securities:
U.S. agency securities	$—	$108,048	$—	$108,048
U.S. treasury securities	—	510,041	—	510,041
Commercial paper	—	88,342	—	88,342
Corporate bonds	—	469,360	—	469,360
Bitcoin exchange traded fund	57,019	—	—	57,019
Total marketable securities	$57,019	$1,175,791	$—	$1,232,810
Digital assets, current
USDC	$15,696	$—	$—	$15,696
Digital assets, non-current
Bitcoin	$11,787	$—	$—	$11,787

As of December 31, 2025	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,543	$—	$—	$9,543
Commercial paper	—	69,844	—	69,844
Corporate bonds	—	5,778	—	5,778
Total cash equivalents	$9,543	$75,622	$—	$85,165
Marketable securities:
U.S. agency securities	$—	$93,754	$—	$93,754
U.S. treasury securities	—	515,359	—	515,359
Commercial paper	—	123,517	—	123,517
Corporate bonds	—	446,155	—	446,155
Bitcoin exchange traded fund	73,689	—	—	73,689
Total marketable securities	$73,689	$1,178,785	$—	$1,252,474
Digital assets, current
USDC	$15,575	$—	$—	$15,575
Digital assets, non-current
Bitcoin	$15,116	$—	$—	$15,116
The Company classifies its highly liquid money market funds, Bitcoin exchange traded fund, and digital assets within Level 1 of the fair value hierarchy because they are valued based on quoted market prices

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
in active markets. The Company classifies its U.S. agency securities, U.S. treasury securities, commercial paper, and corporate bonds within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded. The carrying amounts of the Company’s cash, restricted cash, accounts receivable, and accounts payable approximate their fair values due to their short-term nature and are excluded from the fair value table above.
The Company had no transfers between levels of the fair value hierarchy during any period presented.
Note 6. Revolving Credit Facility
On June 27, 2025, the Company entered into a credit agreement (the “Revolving Credit Agreement”) which provides for a revolving credit facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit (the “Revolving Credit Facility”).
Pursuant to the terms of the Revolving Credit Agreement, loans under the Revolving Credit Facility will incur interest at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.5%, and (z) the one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.0% or (ii) term SOFR plus 1.0%. Additionally, the Company is required to pay commitment fees of 0.15% per annum on the undrawn portion of the commitments under the Revolving Credit Facility, which decreases to 0.1% per annum upon achievement of an enhanced debt to EBITDA ratio.
The Revolving Credit Agreement contains customary affirmative and negative covenants and customary events of default. The obligations under the Revolving Credit Agreement are secured by liens on substantially all of the Company’s assets. The Revolving Credit Facility matures on June 27, 2030.
As of March 31, 2026, the Company had no amounts or letters of credit issued and outstanding under the Revolving Credit Facility. The Company’s total available borrowing capacity under the Revolving Credit Facility was $500.0 million as of March 31, 2026. As of March 31, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.
Note 7. Commitments and Contingencies
Hosting commitments and other significant non-cancelable purchase commitments
As of March 31, 2026, the Company had significant non-cancellable purchase commitments, which primarily consisted of future minimum non-cancellable payment obligations related to hosting, technical infrastructure, and other service arrangements that support the general business operations of the Company. Future minimum payments under these commitments as of March 31, 2026 were $465.9 million, of which $75.9 million was short-term.
Lease commitments
On March 12, 2026, the Company executed a commitment to enter into a lease for office space in London, United Kingdom. The contractual term of the lease will be six years from the commencement

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
date. Total undiscounted future minimum lease payments are estimated to be $44.1 million, which are excluded from the table below as the lease had not commenced as of March 31, 2026.
Future minimum lease payments as of March 31, 2026 were as follows:

Amount
Remainder of 2026	$10,679
2027	14,235
2028	13,632
2029	8,014
2030	8,194
Thereafter	22,030
Total undiscounted future minimum lease payments	76,784
Less: present value discount	(12,628)
Total discounted future minimum lease payments	64,156
Less: prepaid rent	(852)
Less: tenant improvement allowances	(7,140)
Total operating lease liabilities	$56,164
Letters of credit
As of March 31, 2026 the Company had a total of $9.8 million in unsecured letters of credit outstanding related to leased office spaces. The letters of credit renew annually and include auto-extensions with various dates through 2033.
Legal matters
From time to time, the Company may become a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company believes that resolution of pending matters is not likely to have a material adverse impact on its condensed consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. The Company did not have any material liabilities in the condensed consolidated financial statements as a result of legal matters as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026 and December 31, 2025, the Company has not accrued for any liabilities in the condensed consolidated financial statements as a result of these service-level agreements.
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
Note 8. Stockholders’ Equity
Class A, Class B, and Class C common stock
As of March 31, 2026, the Company had three classes of common stock authorized (Class A common stock, Class B common stock, and Class C common stock) and had two classes of common stock outstanding (Class A common stock and Class B common stock).
During the three months ended March 31, 2026, 0.8 million shares of Class B common stock were converted into shares of Class A common stock. No shares of Class B common stock were converted into shares of Class A common stock during the three months ended March 31, 2025.
Employee stock purchase plan
On June 26, 2025, the Company’s Board of Directors (the “Board of Directors”) approved the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective on July 30, 2025 in connection with the IPO.
Stock-based compensation expense recognized related to the 2025 ESPP during the three months ended March 31, 2026 was not material. As of March 31, 2026, $18.4 million has been withheld on behalf of employees for future purchases under the 2025 ESPP due to the timing of payroll deductions.
Equity incentive plans
Prior to the IPO, the Company maintained two equity incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2021 Executive Equity Incentive Plan (the “2021 Plan”). In connection with the IPO and the adoption of the 2025 Equity Incentive Plan (the “2025 Plan”), the Company ceased granting awards under the 2012 Plan and the 2021 Plan.
Stock options
No stock options were granted under the 2012 Plan, the 2021 Plan, or the 2025 Plan during the three months ended March 31, 2026 and 2025. A summary of stock option activity and weighted-average

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
exercise prices under the 2012 Plan and related information for the three months ended March 31, 2026 is as follows:

	Number of stock options outstanding under the 2012 Plan	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	13,272	$9.21	1.1	$373,724
Options exercised	(6,597)	4.31	—	—
Options forfeited	(3)	0.34	—	—
Outstanding as of March 31, 2026	6,672	$14.06	1.4	$55,500
Vested and exercisable as of March 31, 2026	6,672	$14.06	1.4	$55,500
As of March 31, 2026, there was no unrecognized stock-based compensation related to outstanding stock options.
The following table summarizes information about the value of options exercised during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Intrinsic value of options exercised	$162,342	$3,478
RSAs
As part of the Company’s historical acquisitions, the Company has issued Class A common stock in the form of restricted stock awards (“RSAs”). The RSAs are subject to a service-based vesting condition that is generally satisfied over 4.0 years. The grant date fair value of the RSAs was determined using the fair value of the Company’s common stock on the closing date of the respective acquisitions.
Included in the total number of common stock outstanding as of March 31, 2026 are 1.4 million shares of Class A common stock underlying RSAs that are subject to vesting, which are not considered outstanding for accounting purposes.
As of March 31, 2026, the Company had total unrecognized stock-based compensation expense related to RSAs of $54.1 million, which will be recognized over a weighted-average remaining requisite service period of 3.3 years.
RSUs
The fair value of restricted stock units (“RSUs”) is determined using the fair value of the Company’s common stock on the date of grant. As discussed above, in connection with the IPO and effectiveness of the 2025 Plan in July 2025, the Company ceased granting awards under the 2012 Plan. The following

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
table summarizes the activity for the Company’s unvested RSUs under the 2012 Plan and the 2025 Plan during the three months ended March 31, 2026, excluding the CEO equity awards described below:

	Number of RSUs outstanding under the 2012 Plan and 2025 Plan	Weighted-average grant date fair value per share
Unvested at December 31, 2025	53,240	$32.32
RSUs granted	6,204	26.06
RSUs released/settled	(4,544)	27.74
RSUs forfeited	(1,845)	30.08
Unvested at March 31, 2026	53,055	$32.06

Excluding the CEO equity awards described below, the total fair value of RSUs vested as of their respective vesting dates was $137.2 million for the three months ended March 31, 2026. No RSUs vested during the three months ended March 31, 2025.
Excluding the CEO equity awards described below, the Company had total unrecognized stock-based compensation expense related to RSUs of $1.2 billion as of March 31, 2026, which will be recognized over a weighted-average remaining requisite service period of 3.5 years.
2021 CEO Market Award
In October 2021, the Board of Directors approved a grant to Mr. Field of RSUs with respect to 11.3 million shares of Class B common stock (the “2021 CEO Market Award”). The grant had service-based, market-based, and performance-based vesting conditions.
The award was comprised of three tranches that were eligible to vest based on the achievement of certain public market capitalization targets as follows:

Tranche	Public market capitalization targets		Shares of Class B common stock vested (thousands)
1	$15	billion	1,875
2	$20	billion	3,750
3	$25	billion	5,625
			11,250
The performance period for each tranche began on the first trading day following the IPO, and ended on the date on which all shares subject to the 2021 CEO Market Award were vested in September 2025. The Company determined that each of the three public market capitalization targets was achieved in September 2025, and therefore 11.3 million shares were vested upon the achievement date as the service-based vesting condition for the award had been met prior to the IPO. 50% of the vested shares were settled during the year ended December 31, 2025 and the remaining 50% of the vested shares were settled during the three months ended March 31, 2026.
As of December 31, 2025 and March 31, 2026, there was no remaining unrecognized stock-based compensation expense related to the 2021 CEO Market Award.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
2025 CEO Stock Price Award
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
		100%
The performance period for each tranche began upon the IPO and ends on the earlier of (i) the tenth anniversary of the first trading day following the IPO, or (ii) the occurrence of a change in control of the Company. As to any portion of the 2025 CEO Stock Price Award that satisfies the market-based vesting condition, the service-based vesting condition will be satisfied in seven substantially equal installments on each of the first seven anniversaries of the vesting commencement date, as long as Mr. Field is in continuous service with the Company as the Company’s Chief Executive Officer (or, as reasonably determined by the compensation committee of the Board of Directors, as the Company’s Chair, Executive Chair, or another C-suite level officer) through the applicable vesting date. The stock price targets are calculated based on the volume-weighted average trading price (“VWAP”) of the Company’s Class A common stock over any consecutive 60-day period during the term of the 2025 CEO Stock Price Award. The 60-day average VWAP shall be reported on such reasonable resource designated by the Company. In the event that a stock price target is achieved, the compensation committee of the Board of Directors in its sole and absolute discretion shall determine and certify achievement of the stock price target.
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
The 2025 CEO Stock Price Award contained an implied performance-based vesting condition that was satisfied upon the IPO and therefore the associated stock-based compensation expense was deferred until the achievement of the IPO.
The Company has determined that the stock price targets with respect to the first three tranches of the 2025 CEO Stock Price Award were achieved during the year ended December 31, 2025. None of the stock price targets for the remaining tranches were achieved during the three months ended March 31, 2026. The shares related to the first three tranches are subject to an on-going service requirement and will vest and be settled in seven substantially equal installments on each of the first seven anniversaries

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
of the vesting commencement date, as long as Mr. Field is in continuous service to the Company as the Company’s Chief Executive Officer (or, as reasonably determined by the compensation committee of the Board of Directors, as the Company’s Chair, Executive Chair, or another C-suite level officer) through each applicable vesting date.
The Company recognized a total of $30.0 million of stock-based compensation expense during the three months ended March 31, 2026 related to the 2025 CEO Stock Price Award. As of March 31, 2026, the Company had $312.0 million of total unrecognized stock-based compensation related to the 2025 CEO Stock Price Award, which will be recognized on an accelerated attribution basis over a remaining weighted-average service period of approximately 3.9 years.
2025 CEO Service Award
In June 2025, the Board of Directors approved a grant to Mr. Field of RSUs with respect to 14.5 million shares of Class B common stock (the “2025 CEO Service Award”). The grant has only service-based vesting conditions. The award is comprised of five tranches that vest on the anniversary of the vesting commencement date, of 10%, 20%, 20%, 20%, and 30%, so long as Mr. Field is in continuous service to the Company as the Company’s Chief Executive Officer (or, as reasonably determined by the compensation committee of the Board of Directors, as the Company’s Chair, Executive Chair, or another C-suite level officer) through each applicable vesting date.
In February 2026, the settlement terms of the 2025 CEO Service Award were modified such that the RSUs that are scheduled to vest on July 1, 2026, subject to Mr. Field’s continuous service through such date, will be settled on July 1, 2026.
The Company recognized $22.8 million in stock-based compensation during the three months ended March 31, 2026 related to the 2025 CEO Service Award. As of March 31, 2026, the Company had $394.3 million in remaining unrecognized stock-based compensation related to the award that will be recognized over the remaining requisite service period of 4.2 years.
Note 9. Net Income (Loss) Per Share
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

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
For the three months ended March 31, 2026, diluted net loss per share is the same as basic net loss per share as there was no net income attributable to common stockholders, and as a result, the inclusion of all potential common shares outstanding would have been antidilutive.
For the three months ended March 31, 2025, diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the if-converted method for the Company’s outstanding convertible preferred stock, and by application of the treasury stock method for the Company’s other potentially dilutive securities.
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders during the periods presented.

	Three Months Ended March 31,
	2026	2025
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(142,401)	$8,611
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	523,485	214,883
Net income (loss) per share, basic	$(0.27)	$0.04
Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(142,401)	$8,611
Reallocation of net income to common stockholders considering potentially dilutive securities	—	334
Net income (loss) attributable to common stockholders considering potentially dilutive securities	$(142,401)	$8,945
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	523,485	214,883
Effect of dilutive securities:
Stock options	—	15,933
Warrants	—	260
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	523,485	231,076
Net income (loss) per share, diluted	$(0.27)	$0.04
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

	Three Months Ended March 31,
	2026	2025
Employee share-based awards(1)	52,150	55,313
Unvested RSAs	1,462	84
CEO equity awards(2) (3)	28,960	19,937
Stock options	8,638	—
Total	91,210	75,334
__________________
(1)For the three months ended March 31, 2025, employee share-based awards excluded in the dilutive per share calculation include only RSUs subject to a service and performance condition which were excluded due to the RSUs being contingently issuable as of March 31, 2025. For the three months ended March 31, 2026, employee share-based awards excluded in the dilutive per share calculation include RSUs, excluding the CEO equity awards, and shares issuable pursuant to the 2025 ESPP.
(2)For the three months ended March 31, 2025, the equity awards excluded in the dilutive per share calculation include the 2021 CEO Market Award and the 2021 CEO Service Award (as defined and described in the Form 10-K), which were excluded due to the awards being contingently issuable as of March 31, 2025.
(3)For the three months ended March 31, 2026, the CEO equity awards excluded in the dilutive per share calculation include the 2025 CEO Service Award and the 2025 CEO Stock Price Award. See Note 8 “Stockholders’ Equity” for further details.
Note 10. Income Taxes
The Company computed the income tax provision by applying the estimated effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s effective tax rates were as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
Effective tax rate	(0.5)%	4.6%
The difference between the U.S. statutory rate and the Company’s effective tax rate for all periods presented was primarily due to the valuation allowances on the Company’s deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets in the United States, including all U.S. state jurisdictions, and foreign jurisdictions as of March 31, 2026, as it is not more likely than not that they will be realized.
Note 11. Segment and Geographic Information
Segment information
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company manages its operations and allocates resources as a single operating segment at the consolidated level. Accordingly, the CODM uses consolidated net income (loss), as reported on the condensed consolidated

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
statements of operations, to assess performance of the Company and to allocate resources as part of the annual reporting process and to assess the performance of the Company’s single reportable segment, primarily by monitoring actual results versus the actual plan.
The significant expenses reviewed by the CODM are consolidated operating expenses and stock-based compensation, as presented in the condensed consolidated statements of operations. Consolidated operating expenses include research and development, sales and marketing, and general and administrative expenses. Research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expense, which were not material in any period presented. Other segment items consist of other income (expense), net and provision for (benefit from) income taxes, as presented in the condensed consolidated statements of operations.
The CODM does not evaluate segment performance using balance sheet information.
Geographic areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area which primarily consist of property and equipment, net and operating lease right-of-use assets, and are attributed to a country based on the physical location of the assets. Aggregate property and equipment, net and operating lease right-of-use assets by geographic area was as follows:

	As of
	March 31, 2026	December 31, 2025
United States	$81,354	$73,548
International	4,086	3,859
Total	$85,440	$77,407
No single country outside of the United States accounted for more than 10% of total long-lived assets as of each of March 31, 2026 and December 31, 2025.
Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers:

	Three Months Ended March 31,
	2026	2025
United States	$155,051	$107,463
International	178,388	120,736
Total	$333,439	$228,199

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
No single country outside of the United States accounted for more than 10% of total revenue for the three months ended March 31, 2026 and 2025, respectively.
Note 12. Subsequent Events
Purchase commitment
On May 6, 2026, the Company entered into a binding agreement with a third-party provider pursuant to which the Company committed to purchase a minimum of $50.0 million in services through May 31, 2027.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements.
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
In 2025, we doubled our product portfolio with the launch of four new products: Figma Make, Figma Sites, Figma Buzz, and Figma Draw. Figma Make lets users go directly from prompt to working prototype, at which point they can immediately validate an idea and choose to iterate on it. Users can improve the design of their product via further prompting, editing code directly, or through visual manipulation. Figma Sites is a product that lets you design a website and directly publish it to the web, with a URL of your choice. Figma Buzz is a product for easily creating marketing assets, like social media assets and digital ads, at scale. Figma Draw provides a dedicated space for finer vector editing required when drawing detailed iconography and product illustrations. We have also added our own Model Context Protocol (“MCP”) server, which allows developers to connect an agent in their code editor directly to designs in Figma. Developers can ask the agent to inspect the design and use this context to convert it into working code in their codebase.
With the addition of these new products and increasing AI functionality across our platform, Figma has expanded to help teams go from idea to shipped product all in one place. We believe AI will continue to accelerate this journey by helping users of all skill levels to ideate, iterate, and build faster. We are continuing to invest in AI so our customers can continue to innovate and push what is possible on our platform. We have also made acquisitions that expand Figma’s capabilities, such as Payload CMS, Inc., a leading open-source headless content management system, and Weavy Inc., now Figma Weave, which brings the world’s leading AI models together with professional editing tools on a single, browser-based canvas.
As we have grown our platform, we have also grown our community of both free and paying users, in part by offering enhanced features and functionality based on user and organizational needs. Our free Starter plan makes it easy for anyone to quickly get started with Figma and experience the benefits of our platform. More advanced functionality is available on our paid plans, including our Professional, Organization, and Enterprise plans, each of which are designed to meet the specific and sometimes complex needs of teams. In 2025, we introduced AI credits across all Figma seats. In March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including monthly AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model.
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

	As of
	March 31, 2026	March 31, 2025
Paid Customers with more than $10,000 in ARR	15,218	11,107
Paid Customers with more than $100,000 in ARR	1,525	1,031
Net Dollar Retention Rate	139%	132%
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
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income and non-GAAP operating margin as income (loss) from operations and operating margin, respectively, excluding stock-based compensation expense, amortization of stock-based compensation expense included in capitalized internal use software development costs, employer payroll taxes on employee stock transactions, and amortization of acquired intangibles from acquisitions. Additionally, we exclude certain non-recurring charges, such as impairment losses on long-lived assets. Non-GAAP operating margin represents non-GAAP operating income as a percentage of revenue.

The following table reflects the reconciliation of income (loss) from operations to non-GAAP operating income and non-GAAP operating margin for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(In thousands, except percentages)
Income (loss) from operations	$(137,398)	$39,749
Plus: Stock-based compensation expense	168,998	197
Plus: Amortization of stock-based compensation included in capitalized internal use software development costs	258	86
Plus: Employer payroll taxes on employee stock transactions	13,893	—
Plus: Amortization of acquired intangibles from acquisitions	4,011	—
Plus: Impairment losses on long-lived assets	2,371	—
Non-GAAP operating income	$52,133	$40,032
Operating margin	(41)%	17%
Non-GAAP operating margin	16%	18%
Free Cash Flow and Adjusted Free Cash Flow
We define Free Cash Flow as GAAP net cash provided by operating activities, less capital expenditures and capitalized internal use software development costs, if any. Adjusted Free Cash Flow is a non-GAAP financial measure that we have calculated historically as Free Cash Flow plus transaction costs and other related expenses associated with our abandoned merger with Adobe, Inc. (“Adobe”) and estimated income taxes related to the abandoned merger with Adobe (refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026, for additional information on our abandoned merger with Adobe). We did not incur any transaction costs and other related expenses or income taxes associated with the abandoned merger with Adobe for the periods presented in this Quarterly Report on Form 10-Q and therefore, we note that Adjusted Free Cash Flow and Free Cash Flow are equivalent for the periods that are presented herein.
Free Cash Flow Margin represents Free Cash Flow divided by revenue. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment and capitalized internal use software development costs, can be used for strategic initiatives, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. Free Cash Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of Free Cash Flow are that it does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. These activities, along with certain increased operating expenses as described below, may result in a decrease in Free Cash Flow as a percentage of revenue in future periods.

The following table presents our cash flows for the periods presented and a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except percentages)
Net cash provided by operating activities(1)	$97,308	$97,177
Less: Capital expenditures	(7,812)	(874)
Less: Capitalized internal use software development costs	(888)	(1,721)
Free Cash Flow	$88,608	$94,582
Net cash provided by (used in) investing activities	$(7,449)	$41,251
Net cash provided by (used in) financing activities	$(87,536)	$339
Operating Cash Flow Margin(2)	29%	43%
Free Cash Flow Margin(3)	27%	41%
__________________

(1)Net cash provided by operating activities for the three months ended March 31, 2026 includes the impact of a $56.1 million payment under our annual corporate bonus program, accrued during the year ended December 31, 2025, with no comparable payment in the prior year period.
(2)Operating Cash Flow Margin is calculated as net cash provided by operating activities divided by revenue.
(3)Free Cash Flow Margin is a non-GAAP financial measure that is calculated as Free Cash Flow divided by revenue.
Key Components of Results of Operations
Revenue
We primarily generate revenue from sales of subscriptions to our platform. Our subscription agreements generally have monthly or annual contractual terms. Our agreements are generally non-cancelable and we typically invoice our customers in advance. At the end of each monthly or quarterly period of the contract, we invoice customers for additional purchases made during the respective month or quarter, inclusive of amounts due for services delivered and amounts due for the remaining term of the subscription. We record deferred revenues when cash payments are received or due in advance of our performance and revenue is typically recognized ratably over the related contractual term.
Our revenue is driven primarily by the number of paying customers and the price we charge for access to our platform, which varies based on the type of plan and products to which a customer subscribes. In March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including monthly AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model.
Costs That May Impact Multiple Line Items
Employee-Related Costs and Overhead Allocation. Employee-related costs include salaries, bonuses, benefits, and stock-based compensation and related employer payroll taxes for cost of revenue and each operating expense category. Overhead costs represent shared costs that are not specific to a functional group and are allocated based on headcount. Such costs include costs associated with office facilities, workplace and IT-related personnel expenses, depreciation of property and equipment, and other expenses, such as software subscription fees. As such, allocated shared costs are reflected in cost of revenue and each operating expense category.
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
Operating Expenses
Research and development. Our research and development expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, technical infrastructure and hosting costs, professional services fees, software subscription fees, impairment of long-lived assets, and allocated overhead. We expense our research and development costs as they are incurred, other than capitalized internal-use software development costs. Over time, we expect that our research and development expenses will increase in absolute dollars relative to our research and development expenses prior to 2025, as we continue to invest in our platform. However, depending on the timing of our investments, including those related to our AI initiatives, we anticipate that research and development expenses may fluctuate as a percentage of our revenue from period-to-period.
Sales and marketing. Our sales and marketing expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, expenses associated with our marketing and brand advertising campaigns, events, such as annual user conferences, including Config, amortization of sales commissions, amortization of acquired customer relationships, professional services fees, software subscription fees, and allocated overhead. Additionally, we classify within sales and marketing technical infrastructure and hosting costs, including AI inference, as well as overhead costs for our infrastructure and product support teams related to the users of our free version of Figma. We capitalize and subsequently amortize sales commissions and related expenses, including associated payroll taxes and 401(k) contributions, over the estimated period of benefit, which we have determined to be four years. Over time, we expect that our sales and marketing expenses will increase in absolute dollars relative to our sales and marketing expenses prior to 2025, as our business grows and we continue to scale our go-to-market organization. However, depending on the timing of our investments, including those related to our AI initiatives, we anticipate that sales and marketing expenses will fluctuate as a percentage of revenue from period-to-period. In addition, historically, we have experienced seasonal fluctuations in our sales and marketing expenses incurred in connection with our annual user conferences, including Config, which we typically host in the second quarter of each year, as well as in connection with other advertising efforts.
General and administrative. Our general and administrative expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include general business expenses, professional services fees, software subscription fees, and allocated overhead. We expect to incur additional expenses as a result of operating as a newly public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. Over time, we expect that our general and administrative expenses will increase in absolute dollars relative to our general and administrative expenses prior to 2025, as our business grows. However, we anticipate that general and administrative expenses will decrease as a percentage of revenue over time, although these expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents, and marketable securities, income from digital assets, current, unrealized and realized gains or losses on equity securities, which includes our investment in a Bitcoin exchange traded fund and strategic investments, remeasurement gains or losses on our investment in Bitcoin, which is included within digital assets, non-current on the condensed consolidated balance sheets, gains or losses on foreign currency exchange, amortization of deferred financing costs, interest, and commitments expense on our Revolving Credit Facility (as defined below), and miscellaneous other expenses.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal, state and foreign deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Revenue	$333,439	$228,199
Cost of revenue(1)	68,666	19,452
Gross profit	264,773	208,747
Operating expenses(1):
Research and development	172,974	69,925
Sales and marketing	125,568	68,840
General and administrative	103,629	30,233
Total operating expenses	402,171	168,998
Income (loss) from operations	(137,398)	39,749
Other income (expense), net	(4,325)	7,274
Income (loss) before income taxes	(141,723)	47,023
Provision for income taxes	678	2,141
Net income (loss)	$(142,401)	$44,882
__________________
(1)Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Cost of revenue	$5,081	$—
Research and development	79,025	197
Sales and marketing	20,950	—
General and administrative	63,942	—

The following tables set forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(As a % of revenue(1))
Revenue	100%	100%
Cost of revenue	21	9
Gross profit	79	91
Operating expenses:
Research and development	52	31
Sales and marketing	38	30
General and administrative	31	13
Total operating expenses	121	74
Income (loss) from operations	(41)	17
Other income (expense), net	(1)	3
Income (loss) before income taxes	(43)	21
Provision for income taxes	—	1
Net income (loss)	(43)%	20%
__________________
(1)Percentages may not foot due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue and Cost of Revenue

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Revenue	$333,439	$228,199	$105,240	46%
Cost of revenue	68,666	19,452	49,214	253%
Gross profit	$264,773	$208,747	$56,026	27%
Revenue increased by $105.2 million, or 46%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase in revenue was primarily driven by growth and expansion in total Paid Customers, as the number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 37% and 48%, respectively, as of March 31, 2026 compared to the prior year.
Cost of revenue increased by $49.2 million, or 253%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a $33.7 million increase in technical infrastructure and hosting costs relating to AI and increased usage of our platform by paid users, an $8.7 million increase in employee-related costs primarily driven by $5.6 million of stock-based compensation expense and related employer payroll taxes recognized in connection with the completion of our initial public offering (our “IPO”) in July 2025, and $4.4 million of higher amortization of capitalized internal-use software development costs and acquired intangibles from acquisitions.
Research and Development

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Research and development	$172,974	$69,925	$103,049	147%
Research and development expenses increased by $103.0 million, or 147%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a $93.3 million increase in employee-related costs primarily driven by $84.8 million of stock-based compensation expense and related employer payroll taxes recognized in connection with the completion of our IPO in July 2025 and increased headcount due to the growth of our business, and a $4.5 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies.
Sales and Marketing

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Sales and marketing	$125,568	$68,840	$56,728	82%
Sales and marketing expenses increased by $56.7 million, or 82%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was due to a $38.3 million increase in employee-related costs primarily driven by $25.0 million of stock-based compensation expense and related employer payroll taxes recognized in connection with the completion of our IPO in July 2025, and increased headcount due to the growth of our business, $8.0 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base and AI-related costs as we continued to roll out our AI offerings to free users during the period, and $5.4 million of higher spend related to marketing and advertising expenses.
General and Administrative

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
General and administrative	$103,629	$30,233	$73,396	243%
General and administrative expenses increased by $73.4 million, or 243%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a $70.1 million increase in employee-related costs primarily driven by $67.3 million of stock-based compensation expense and related employer payroll taxes recognized in connection with the completion of our IPO in July 2025.
Other Income (Expense), Net

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Other income (expense), net	$(4,325)	$7,274	$(11,599)	(159)%
Other income (expense), net decreased by $11.6 million, or 159%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $7.3 million increase in total unrealized losses on equity securities, which was primarily driven by an unrealized loss on our investment in a Bitcoin exchange traded fund, and a $3.3 million remeasurement loss on our Bitcoin investment.
Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Provision for income taxes	$678	$2,141	$(1,463)	(68)%
The provision for income taxes decreased by $1.5 million, or 68%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The provision for income taxes recorded for the three months ended March 31, 2026 was primarily due to taxes in foreign jurisdictions. The provision for income taxes recorded in the three months ended March 31, 2025 was primarily due to our estimated U.S. federal taxable income position as of March 31, 2025.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $405.7 million, digital assets, current of $15.7 million, which is comprised of holdings in USDC, and marketable securities of $1.2 billion. Our Revolving Credit Facility also serves as a source of liquidity. Cash and cash equivalents are comprised of bank deposits, money market funds, U.S. agency securities, U.S. treasury securities, corporate bonds, and commercial paper. Digital assets, current on the condensed consolidated balance sheets is comprised of USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars. Marketable securities are comprised of commercial paper, U.S. agency securities, U.S. treasury securities, corporate bonds, and a Bitcoin exchange traded fund. The majority of our cash and cash equivalents are held in the United States, with the remainder held in international regions to support our foreign operations. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our products. On August 1, 2025, we completed our IPO, in which we issued and sold an aggregate of 12.5 million shares of Class A common stock at a public offering price of $33.00 per share, resulting in net proceeds to us of approximately $393.1 million after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us.
As of March 31, 2026, we held approximately 173 Bitcoins for investment purposes with a fair value of $11.8 million based on observable market prices, which is included within digital assets, non-current on the consolidated balance sheets. We expect to hold these Bitcoins for the long term, but will continue to reassess our Bitcoin investment relative to our balance sheet.
We believe that our current cash, cash equivalents, digital assets, current, and marketable securities, in addition to amounts available for borrowing under our Revolving Credit Facility, will be sufficient to fund our operations for at least the next twelve months. Our future capital requirements, however, will depend on many factors, including our subscription growth rate, the timing and extent of spending to support our research and development efforts, our investments in and usage of AI, the expansion of sales and marketing activities, the introduction of new and enhanced products and features, particularly for large organizations, and the continuing market adoption of Figma. We have historically, and may in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In the event that additional financing is required from outside sources, we may seek to raise additional funds at any time through equity, equity-linked arrangements, and debt. If we are unable to raise additional capital when desired and at reasonable rates, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors—Risks Related to Financial and Accounting Matters—We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business, operating results, and financial condition” included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Commitments and Contingencies
Our principal commitments consist of our operating lease commitments, future purchase commitments for cloud hosting services, and other commitments consisting of future minimum payments under non-cancelable purchase commitments. Our significant non-cancelable commitments are disclosed in Note 7 “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Revolving Credit Facility
On June 27, 2025, we entered into a credit agreement (the “Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC and RBC Capital Markets, LLC as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto. The Revolving Credit Agreement provides for a revolving credit facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit (the “Revolving Credit Facility”). The Revolving Credit Agreement provides us with the right to increase the Revolving Credit Facility and/or to add one or more tranches of term loans or to increase the amount of any existing term loans in an aggregate principal amount not to exceed (a) $2.0 billion, plus (b) the amount of any voluntary prepayments of term loans and/or the Revolving Credit Facility (to the extent accompanied by a permanent reduction of commitments under the Revolving Credit Facility), plus (c) an additional amount, if after giving effect to the incurrence of such additional amount, we do not exceed a maximum debt to EBITDA ratio in accordance with the Revolving Credit Agreement.
Loans under the Revolving Credit Facility will incur interest, at our option at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% and (z) the one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.0% or (ii) term SOFR plus 1.0%. Additionally, we will be required to pay commitment fees of 0.15% per annum on the undrawn portion of the commitments under the Revolving Credit Facility, which decreases to 0.1% per annum upon achievement of an enhanced debt to EBITDA ratio.
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
As of March 31, 2026, we had no outstanding balance under the Revolving Credit Facility and our total available borrowing capacity under the Revolving Credit Facility was $500.0 million. We were in compliance with all applicable covenants as of March 31, 2026.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$97,308	$97,177
Net cash provided by (used in) investing activities	(7,449)	41,251
Net cash provided by (used in) financing activities	(87,536)	339
Net increase in cash, cash equivalents, and restricted cash	$2,323	$138,767
Cash Provided by Operating Activities
Our largest source of operating cash is cash collections from organizations on a paid subscription plan. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and technical infrastructure and hosting costs.
During the three months ended March 31, 2026, operating activities provided $97.3 million in cash. The primary factors affecting our cash flows during this period were our net loss of $142.4 million, adjusted for $205.1 million from non-cash charges, and net cash inflows of $34.6 million from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $169.0 million of stock-based compensation expense, net of amounts capitalized, $15.6 million in unrealized losses from the remeasurement of equity securities, and $6.5 million of amortization of deferred commissions. The cash provided from changes in our operating assets and liabilities was primarily due to a $32.3 million increase in deferred revenue related to increased billings and a $59.5 million decrease in accounts receivable, reflecting an increase in collections driven by increased billings in the prior period. These amounts were partially offset by a $44.0 million decrease in accrued compensation and benefits, which includes the impact of a $56.1 million payment under our annual corporate bonus program, and a $18.2 million increase in other assets.
During the three months ended March 31, 2025, operating activities provided $97.2 million in cash. The primary factors affecting our cash flows during this period were our net income of $44.9 million and net cash inflows of $38.5 million from changes in our operating assets and liabilities, adjusted for $13.8 million from non-cash charges. The non-cash charges primarily consisted of $8.3 million in unrealized loss from the remeasurement of equity securities, $4.7 million of amortization of deferred commissions, and $4.1 million of non-cash operating lease costs. The cash provided from changes in our operating assets and liabilities was primarily due to a $25.3 million increase in deferred revenue related to increased billings and an $18.0 million decrease in accounts receivable, net, reflecting an increase in collections. These amounts were partially offset by a $9.2 million increase in prepaid expenses and other current assets, primarily driven by prepaid hosting services.
Cash Provided by (Used in) Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 was $7.4 million, which was primarily due to the purchase of marketable securities of $262.9 million and capital expenditures of $7.8 million, partially offset by proceeds from sales and maturities of marketable securities of $263.9 million.
Net cash provided by investing activities during the three months ended March 31, 2025 was $41.3 million, which was primarily due to the proceeds from sales and maturities of marketable securities of $283.3 million, partially offset by the purchase of additional marketable securities of $238.8 million.
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the three months ended March 31, 2026 was $87.5 million, which was primarily due to $116.2 million used to pay the employee portion of taxes related to the net share settlement of equity awards, partially offset by proceeds from option exercises of $28.9 million.
Net cash provided by financing activities during the three months ended March 31, 2025 was $0.3 million and was from proceeds from option exercises.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026.
Recent Accounting Pronouncements
See the section titled “Description of the Business and Summary of Significant Accounting Policies” in Note 1 “Description of the Business and Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Interest Rate Risk
We had cash and cash equivalents of $405.7 million, digital assets, current of $15.7 million, which is comprised of holdings in USDC, and marketable securities of $1.2 billion as of March 31, 2026. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates would not have had a material impact on our investments in available-for-sale debt securities for the periods presented.
Any borrowings under the Revolving Credit Facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of March 31, 2026, we had no amounts outstanding under the Revolving Credit Facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income (expense), net in our statements of operations. We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, Euro, Japanese yen, and the Canadian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Volatile market conditions, including those arising from macroeconomic events, such as fluctuating interest rates, tightening of credit markets, governmental actions such as tariffs, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our condensed consolidated financial statements for the periods presented.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Equity Price Risk
We have an investment in a Bitcoin exchange traded fund. The fair value of this investment was $57.0 million as of March 31, 2026. Changes in the fair value of this exchange traded fund are impacted by the volatility of Bitcoin and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the price of the Bitcoin exchange traded fund would not have had a material impact on our condensed consolidated financial statements for the periods presented.

Bitcoin Market Price Risk
Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through other income (expense), net in the condensed consolidated statements of operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material and adverse effect on our financial results in future periods. As of March 31, 2026, the fair value of our Bitcoin investment included within digital assets, non-current on the condensed consolidated balance sheets was $11.8 million. A hypothetical 10% decrease in the price of the Bitcoin investment would not have had a material impact on our condensed consolidated financial statements for the periods presented.
Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Part II. Other Information
Item 1. Legal Proceedings
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see Note 7 “Commitments and Contingencies–Legal Proceedings” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face, but reflect our beliefs and opinions as to factors that could materially and adversely affect our business in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
As we have grown, our number of customers has also increased, and we have increasingly managed more complex deployments of our platform. The rapid growth and expansion of our business places a significant strain on our management, operational, engineering, and financial resources, and rapid development cycles have also created technical debt within our platform. Addressing technical debt requires engineering resources that could otherwise be devoted to new features or enhancements. If we fail to properly manage technical debt, our platform performance may suffer, we may face increased downtime, and our business, operating results, and financial condition could be harmed. Additionally, as we further integrate AI capabilities and expand our product offerings, technical complexity has and may continue to increase, potentially exacerbating these challenges. To manage any future growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. If we do not manage future growth effectively, our business, operating results, financial condition, and future prospects would be adversely impacted.
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
•the impact of AI on the software creation industry and more generally within the software industry, and on the demand for our platform, products, and services;
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
Although we were founded in October 2012, we have evolved our business and platform significantly since publicly launching our initial product, Figma Design, in 2015, including through the introduction of new offerings. For example, we introduced FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025. In addition, in March 2025, we implemented significant changes to our pricing, packaging, and billing models. In 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including monthly AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model. Accordingly, we have a limited operating history at our current scale of business, and with our current product offerings and pricing, packaging, and billing models, which makes it difficult to evaluate our current business, future prospects, and other trends. For example, we experienced an expansion in our Net Dollar Retention Rate (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” contained within this Quarterly Report on Form 10-Q) throughout 2024 subsequent to our launch of Dev Mode in 2023. However, we expect our Net Dollar Retention Rate to fluctuate or decline in the future as a result of a number of factors such as the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, our ability to retain our customers, and any changes to the pricing and packaging of our plans. We expect to continue to make significant expenditures related to the development and expansion of our business, including, but not limited to, expenditures related to acquiring new customers, expanding relationships with existing customers, expanding our global footprint, developing and expanding our platform, growing our sales and marketing investments, expanding our operations both domestically and internationally, and integrating AI, including generative AI, into our platform. We also expect to continue to incur expenditures related to legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions or estimates about our future revenue and expenses, or the assumptions underlying such predictions or estimates, may not be as accurate as they would be if we had a longer operating history at our current scale of business, and with our current product offerings and pricing, packaging, and billing models, or if we operated in more predictable or established markets. If our assumptions regarding these risks and uncertainties are incorrect or change due to changing circumstances, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and the trading price of our Class A common stock may be adversely affected. We cannot assure you that we will be successful in addressing these or other challenges we may face in the future.
Changes in our pricing, packaging, or billing models could adversely affect our business, operating results, financial condition, and future prospects.
We have made changes to our pricing, packaging, and billing models in the past, and we expect to continue to make changes to our pricing, packaging, and billing models in the future. For example, in March 2025, we moved away from user-driven upgrades. Prior to March 2025, seat upgrades on certain plans were driven by users by default. Administrators reviewed these new seats retroactively to provision the seats. In the new model, any seat upgrade needs to be approved by an administrator before the license is provisioned. We also introduced multi-product seats that include additional functionality with each seat and increased the price of our most expensive offering, which is our Full seat. We made these changes to keep pace with our expanded offerings and features since our platform’s launch and to provide our customers with more visibility and upfront controls. In 2025, we also introduced AI credits across all Figma seats. Starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including monthly AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model.
We may become unable to attract new customers and retain existing customers at the same price or based on the same seat-based subscription model that we have used historically. We may from time to time decide to make further changes to our billing models due to a variety of reasons, including, but not limited to, changes to the markets for our products and services, increased use of AI in the software industry generally, increased implementation and use of AI features in our products, pricing pressures, and the introduction of new products and services by us or by our competitors. If we are unable to implement changes to our billing models in a timely manner or at all, including as a result of delays associated with our billing infrastructure or product development processes, our business, operating results, and financial condition could be negatively impacted. Our new pricing, packaging, and billing models may not accurately reflect the optimal pricing, packaging, and billing models necessary to attract new customers and retain existing customers, which may make it difficult to accurately plan and forecast our operating results. Furthermore, the changes to our pricing and packaging plans introduced in March 2025 and the enforcement of AI credit limits beginning in March 2026 have made, and any further changes to components of our pricing, packaging, and billing models that we may introduce in the future may make, forecasting our operating results more difficult and result in comparisons to periods prior to the updates being less meaningful as some of the drivers underlying our business model will have changed.
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
Our ability to increase or maintain our prices may be constrained by competitive dynamics, customer expectations or pressure to provide discounts, or economic conditions. Pricing pressure may require us to reduce the price we charge our customers for usage of our AI products and features, absorb additional costs, or operate certain AI features at lower or negative gross margins for extended periods in order to remain competitive. Moreover, competitive dynamics may result in customers expecting full AI functionality to be included in baseline subscription pricing, which may lead customers to curtail their use of our products and features subject to AI credit pricing, including Figma Make and other AI features, or to stop using those products and features altogether, and may limit our ability to monetize the usage of our AI products and features in a manner that offsets associated costs. In addition, the unit economics of AI products and features may be volatile and difficult to predict, including due to changes in third-party model pricing, infrastructure costs, usage patterns, and the rate at which customers adopt AI-powered workflows. If we are unable to increase prices to offset rising costs, including costs related to AI inference or otherwise related to providing AI features, or to otherwise update our pricing model, including to better align it with the increased integration of AI into our platform, or if price increases or other changes to our pricing model significantly reduce customer demand, our business, operating results, and financial condition could be negatively impacted.
Further, as AI and its integration into software becomes more prevalent and its use cases become more sophisticated, including with respect to our products and the products of our competitors, there could be a decrease in the number of designers, developers, and other collaborators that use our platform if such individuals are able to significantly increase their efficiency through the use of AI capabilities alongside or instead of our platform. Such a decrease could reduce the number of seats that customers or potential customers subscribe to, which could lead to a loss of revenue, slower growth, and adversely impact our business, operating results, and financial condition. Our seat-based subscription model may become less aligned with customer value creation as AI automates or consolidates work that historically required multiple users. In response to any industry changes resulting from AI, we may need to make further changes to our billing practices, including potential changes to our seat-based subscription model. If we are unable to adapt our pricing and packaging models quickly and effectively, our revenue growth, margins, business, operating results, and financial condition could be negatively impacted.
Changes to our pricing, packaging, and billing models, including the changes to our pricing and packaging plans introduced in March 2025 and the enforcement of AI credit limits starting in March 2026, and any further changes that we make in the future, may, among other things, result in customer dissatisfaction, lead to a loss of customers, result in customers curtailing or stopping their usage of our products and features subject to AI credit pricing, including Figma Make and other AI features, harm our brand, and negatively impact our business, operating results, and financial condition. For example, following our enforcement of AI credit limits starting in March 2026, we observed elevated customer support volume, instances of customer dissatisfaction expressed through public and social channels, and reduced usage by certain customers. While we are continuing to evaluate the longer-term impact, we may experience further dissatisfaction, dispute resolution costs, or customer churn in the future.
Third-party AI agents and tools that operate on or through our platform may circumvent our pricing and packaging models, increase our costs, and adversely affect our business, operating results, financial condition, and future prospects.
In March 2026, we introduced the ability for third-party AI agents to create and modify real design assets directly in Figma files through our MCP server. Customers may also use, or third parties may develop, tools that automate or orchestrate workflows on our platform (including through browser extensions, plugins, scripts, bots, or other third-party tools). The introduction of AI agents or other third-party tools on our platform could reduce the number of paid seats required for a given level of output, circumvent or undermine our intended pricing and packaging controls, increase platform load, or create fraud and abuse risk. If we are unable to detect and effectively monetize such activity, or if we restrict or limit such tools and customers react negatively, our revenue, margins, growth, and reputation could be adversely affected. In addition, we are evaluating consumption-based pricing and metering mechanisms for our developer platform, such as rate limits and usage-based charges for access to certain APIs, MCPs, or other programmatic access to our platform. The introduction, adjustment, or deferral of any such pricing or metering approach may not generate the revenue we expect, may accelerate seat-replacement dynamics rather than offset them, and may cause customer dissatisfaction or contract disputes. Any such approach may also increase complexity for our customers and our sales, finance, and support teams, may create disagreement over whether such usage should be charged to a customer, a third-party agent provider, or a third-party model provider, may not align with customer expectations, and may not generate the revenue or margins we expect.
In addition, third parties have introduced, and we expect they will continue to develop, browser-based, operating-system-based, and other autonomous AI agents that operate software platforms, including ours, on a user’s behalf, including agents offered by providers whose models we license or with which we otherwise integrate. Because these external agents typically interact with our platform using a single user’s authenticated session, our seat-based pricing, billing, administrative controls, monitoring, and terms of service may be less effective at identifying agent activity, attributing usage to the appropriate party, detecting automation, or determining when additional seats, credits, or charges should apply. As external AI agents become more capable, customers may use them to perform tasks that would otherwise require additional users, seats, or activity on our platform, which could reduce demand for paid seats, accelerate seat-replacement dynamics, or shift workflows away from our user interface and toward third-party agent interfaces, any of which could erode the perceived value or differentiation of our platform. We may need to invest in new identification, attribution, authentication, governance, and pricing mechanisms, and we may face conflicting demands from customers, including enterprise customers seeking to restrict agent activity for governance, security, or compliance reasons and other customers seeking to permit or expand agent activity. We may not be able to address these demands in a timely or commercially reasonable manner, and our decisions to permit, restrict, monetize, or otherwise govern external agent activity, or any technical or contractual measures we adopt or fail to adopt, could result in customer dissatisfaction, contractual or regulatory disputes (including with the operators of such agents), reduced adoption of our platform, or reputational harm. The legal and regulatory framework applicable to external AI agents, including with respect to terms-of-service enforceability, liability for content generated through agent activity, and competition and platform-access requirements, is unsettled and evolving, and adverse developments could increase our costs, limit our ability to control agent activity on our platform, or otherwise adversely affect our business, operating results, and financial condition.
Over time, we expect to introduce products, features, and services, or otherwise implement pricing and packaging models, that are billed differently than on a per-seat subscription basis, which could adversely affect our business, operating results, financial condition, and future prospects.
Over time, we expect to introduce products, features, and services, or to otherwise implement pricing and packaging models, that are billed differently than on a per-seat subscription basis. For example, in 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including monthly AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model.
Credit-based, usage-based, or outcome-based billing models increase the complexity of accurately measuring and charging for product usage, and may increase the risk of billing disputes, reduced collectibility, refunds, chargebacks, and regulatory scrutiny. As we begin enforcing AI credit limits and have introduced flexible options for incremental usage, including monthly AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model, we expect that the mechanisms by which we meter, attribute, and report usage will become more complex. Customer trust in these models may depend in part on our ability to provide clear, accurate, and timely visibility into usage, balances, limits, overages, and applicable charges. If customers, users, or administrators are unable to understand how usage is measured, attributed, pooled, refreshed, invoiced, or enforced across products, plans, billing groups, or time periods, or if our interfaces, systems, or communications do not clearly convey such information, customers may delay purchases, dispute invoices, seek credits or refunds, reduce usage, or decline to renew their subscriptions. Errors or perceived errors in our usage measurement, billing calculations, invoicing, proration, credits, or refund processes could result in customer dissatisfaction, disputes, non-payment, increased customer support costs, and harm to our reputation. In addition, customers may assert claims or seek class-wide relief alleging that our disclosures, user interfaces, or billing practices were misleading or unfair, including with respect to plan changes, renewal terms, cancellation, or downgrade processes, or the timing of enforcement of usage limits. We may become subject to enforcement actions or investigations under consumer protection, subscription, auto-renewal, or unfair competition laws and regulations in the jurisdictions in which we operate. Any of the foregoing could adversely affect our business, operating results, financial condition, and future prospects.
In particular, customers may react negatively if AI credits are consumed in connection with failed, unstable, or interrupted outputs or if administrators cannot readily determine what users, files, prompts, models, or workflows are driving usage. If we are unable to provide sufficient visibility, controls, alerts, or remediation in such circumstances, customers may perceive our billing as unfair, reduce usage, seek credits or refunds, delay deployments, or consider alternative products, any of which could adversely affect our business, operating results, financial condition, and future prospects.
Further, adoption of AI products and features by larger organizations may depend on our ability to provide enterprise-grade administrative controls, permissioning, governance, transparency, and policy management. Enterprise customers may require the ability to control which users, groups, teams, or business units can access AI features, which models can be used, how usage is allocated or pooled, how spending is capped or approved, and how outputs and prompts are governed for compliance or security purposes. If we do not provide such controls in a timely manner, or if customers determine that our controls are inadequate for their governance, compliance, procurement, or budgeting requirements, they may delay deployment, limit purchases, reduce usage, or choose competitive offerings, which could adversely affect our business, operating results, financial condition, and future prospects.
In addition, increased reliance on credit-based, usage-based, or outcome-based billing models could increase the complexity of applying revenue recognition guidance to our contracts, including, but not limited to, with respect to identifying performance obligations and contract modifications, estimating variable consideration (including credits, refunds, disputes, concessions, or other adjustments), and estimating and accounting for any “breakage” or unused credits. If we experience higher-than-expected credits, refunds, disputes, or price concessions, or if we are required to increase reserves for uncollectible amounts, our reported revenue, deferred revenue, operating cash flows, and period-to-period comparability could be adversely affected. Credit-based, usage-based, or outcome-based arrangements may also shift a greater portion of our billings and collections to later periods (including after usage is incurred), which could increase accounts receivable balances, collection risk, and working capital needs and reduce our visibility into near-term results. All of the foregoing may make it more difficult to accurately forecast our operations. Moreover, products, features, and services that are billed differently than on a per-seat subscription basis may be treated differently than seat-based subscriptions for purposes of sales, value-added tax (“VAT”), goods and services tax, or other indirect taxes in certain jurisdictions, or may trigger additional invoicing, documentation, and audit requirements. If we incorrectly calculate, collect, remit, or report applicable taxes, or if tax authorities take positions inconsistent with ours, we could be subject to assessments, penalties, interest, disputes, customer dissatisfaction, and increased compliance costs.
If we are unable to attract new customers or retain and increase adoption of our products and services by existing customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and future prospects.
In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and that existing customers continue to renew and increase their usage of our products. Customers have no obligation to renew a subscription after the expiration of the contract term, and customers may not renew their subscriptions with a similar contract period, with the same or greater number of seats, for the same subscription plan, or at all. In addition, starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including monthly AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model. Customers are under no obligation to purchase monthly AI credit add‑ons to their existing subscriptions or AI usage under the pay‑as‑you‑go billing model, and they may curtail or stop their usage of our AI-powered products and features at any time. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, or if our customers curtail or stop their usage of our AI-powered products and features in light of our AI credit billing model, our business, operating results, financial condition, and future prospects may be adversely impacted.
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
Further, our future success depends, in part, on our ability to convert users of our free plan into paying customers on a paid pricing plan and selling additional offerings, including monthly AI credit add‑ons to customers’ existing subscriptions or AI usage under the pay‑as‑you‑go billing model, to existing paying customers. This may require us to incur increased sales and marketing expenses, but it may not result in additional sales. The rate at which our customers convert from our free pricing plan to our paid product plan and the rate at which our customers purchase additional or premium offerings depend on a number of factors, including, but not limited to, the features, functionality, and pricing of such offerings, availability of competitive offerings, as well as general macroeconomic conditions. If our efforts to convert users of our free pricing plan to our paid pricing plans or sell additional or premium offerings to customers are unsuccessful, our business, operating results, financial condition, and future prospects may be adversely impacted.
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
As AI models and tooling improve, customers may increasingly expect higher quality outputs, faster iteration cycles, greater reliability, and more seamless end-to-end workflows from design and development platforms. More capable general-purpose AI models released by major providers are or may soon become widely accessible, and if we do not keep pace with rising expectations, customers may reduce usage, delay or forgo purchases, or switch to competing products. In addition, customer expectations regarding the speed, availability, and performance of AI features may increase over time, which could require us to incur higher infrastructure and model costs that we may not be able to recover through pricing. Our ability to keep pace with these expectations may depend on our continued access to advanced third-party AI models and sufficient inference capacity, including from a limited number of foundational model providers. If we are unable to secure or maintain such access on commercially reasonable terms, or if such providers impose usage restrictions, experience outages, or face capacity constraints, our AI features may be delayed, degraded, or unavailable, which could adversely affect our business, operating results, and financial condition.
Our AI products and features may depend on a limited number of third-party model providers or other AI technology partners that may at the same time offer competing products, seek to intermediate end-user relationships directly, influence customer preferences through their own platforms or marketplaces, or otherwise reduce the differentiated value of software companies that build on top of their models. If such providers limit our access, change economic terms, prioritize their own products or strategic partners, or otherwise reduce our ability to differentiate or monetize our offerings, our business, operating results, and financial condition could be adversely affected.
Certain third-party model providers, AI platforms, and agent ecosystems may increasingly control user identity, authentication, tool selection, billing relationships, discovery, or workflow routing for activities that incorporate our products or services. If users are encouraged or enabled to access our products or services through such providers’ subscriptions, token systems, marketplaces, or agent frameworks, our ability to control distribution, customer relationships, pricing, and monetization may be reduced. Such providers may also influence which tools agents use, how usage is attributed, and which party bears the cost of inference or other activity, which could increase pricing pressure, reduce our margins, or otherwise adversely affect our business, operating results, and financial condition.

Competition in AI-enabled products and workflows may be especially intense with respect to pricing and margins. Certain competitors, including larger platform providers, model providers, AI-native companies, or well-capitalized startups, may offer competing AI-powered functionality at very low prices, bundle such functionality into broader offerings, subsidize usage for extended periods, or operate at margins that are lower than those historically associated with our core software products. Such practices may condition customers to expect AI functionality to be included at low or no incremental cost and may make it difficult for us to price our AI products and features, including more AI-native or media-intensive offerings, in a manner that offsets inference, model access, hosting, support, safety, and other associated costs. These risks may be more pronounced for certain newer offerings or workflows that rely more heavily on third-party model usage or that have materially different cost structures than our more established products. If we are unable to compete effectively in this environment or if the economics of our AI products and features are less favorable than those of our historical offerings, our revenue growth, gross margins, operating margins, and financial condition could be adversely affected.
Further, our competitors may incorporate AI into their products more quickly or more successfully than we do, which would impair our ability to compete effectively. Decisions as to if and how to integrate various AI technologies are difficult and we may choose not to adopt certain technologies or take advantage of certain data sets available to us as a result of ethical, legal, regulatory, or reputational concerns, which could put us at a competitive disadvantage and harm our business, operating results, and financial condition. For example, we, or our customers, may choose, or be required, not to use some high-performing or low-cost open-source models due to security, compliance, export control, sanctions, procurement, or reputational considerations. If our competitors use such models and no comparable alternative is available, we could be at a competitive disadvantage and our business, operating results, and financial condition may be harmed as a result. In the future, we may seek to co-train or otherwise customize AI models with third parties or using additional datasets. Efforts to co-train, fine-tune, or otherwise customize AI models may also require significant expenditures on compute, data preparation, evaluation, experimentation, infrastructure, and personnel, and such efforts may need to be repeated as base models, model providers, customer expectations, or legal and regulatory requirements evolve. These efforts may be costly, may not result in durable performance improvements, may become obsolete more quickly than anticipated, may require us to share or process additional data with third parties or in new environments, and could increase risks related to data rights, privacy, security, confidentiality, intellectual property, regulatory compliance, and partner dependency, any of which could adversely affect our business and reputation.
AI technologies are rapidly changing how digital products and experiences are being designed, prototyped, and built. These shifts may be unpredictable and could include new interaction paradigms, devices, or form factors (such as through AI agents or assistants, conversational or voice-driven workflows, mixed reality or other new form factors, AI agent collaboration, or experiences delivered through operating systems or a small number of ecosystems). This may change how people access and interact with digital products in ways that reduce reliance on traditional software applications, websites, and graphical user interfaces. For example, in an interaction paradigm in which AI agents collaborate with other agents or transact directly with digital services on behalf of users, customers may shift workflows away from traditional user interfaces and toward alternative agent-mediated environments. This could also reduce the amount of traditional interface design, prototyping, and front-end development work that organizations choose to perform or maintain, or cause our customers to shift the performance of certain tasks or workflows into other environments or toolchains outside our platform. For example:
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
Our failure to successfully develop, commercialize, or effectively monetize our products or services involving AI technologies could impact the price of our Class A common stock and impair our ability to raise capital, expand our business, improve and diversify our product offerings, efficiently manage our operating expenses, and respond effectively to competitive developments. Moreover, the use of AI technologies and our investments to integrate AI into our platform may adversely impact our business, operating results, and financial condition. For example, in the short term, we expect that our AI investments and use of AI technologies, including as part of Figma Make and our other AI features, will negatively impact our gross margins and operating margins and, given the newness of and rapid development of these technologies, the impacts on our gross margins and operating margins, and on our business, operating results, financial condition, and future prospects over the longer term, are currently unknown.
More generally, advances in AI could be transformative and may occur more rapidly than anticipated. The development of highly capable general-purpose or autonomous AI systems, including the potential emergence of artificial general intelligence or superintelligence, could lead to significant economic, societal, political, and geopolitical disruption. Such disruption could reduce demand for our products, change how organizations staff and budget for design and product development, and increase volatility in customer spending. It could also prompt governments to adopt emergency measures or sweeping new regulations, restrictions, or moratoria on the development, deployment, or use of advanced AI systems, or to regulate access to compute, chips, energy, or cloud infrastructure, any of which could increase our costs, delay or limit our ability to offer AI features, or require us to materially modify our products, business model, or operations. In addition, serious harms attributed to advanced AI systems, including widespread fraud, cyberattacks, misinformation, automated reconnaissance, or other safety incidents, could increase litigation risk and reputational harm for companies offering AI-enabled products, even where such harms are caused by third parties or are outside our control. Any of the foregoing could adversely affect our business, operating results, and financial condition.
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
Our competitors may have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products and services than we can, and they may offer lower pricing than we do or bundle certain competing products and services at lower prices or for free. For example, AI-enabled offerings by large platform companies, AI model providers and other technology providers, whether standalone or embedded in broader platforms, could reduce the perceived value of our standalone offerings and pressure our pricing and market position. Our competitors may also have greater resources for research and development of new technologies, customer support, and to pursue acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer and distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Pricing pressures and increased competition could result in reduced sales, lower margins, or financial losses, or hinder our ability to maintain or improve our competitive market position, any of which could adversely affect our business, operating results, and financial condition.
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
Further, we generally rely on third-party models for the AI features on our platform. Our ability to continue to use such technologies at scale may be dependent on access to certain limited or specific third-party software and infrastructure providers. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. Providers may also experience capacity constraints or prioritize other customers, which could limit the availability or performance of our AI features. If any such third-party AI technologies become incompatible with our platform or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our platform may become less appealing to our customers, and our business, operating results, and financial condition could be adversely impacted. Moreover, the integration of third-party AI models with our platform relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the training data used for such models, and these safeguards may be insufficient. In addition, if our AI features do not provide customers with sufficient administrative controls, transparency, documentation, or governance capabilities, customers may determine that such products and features are not suitable for regulated, security-sensitive, or enterprise use cases, which could reduce adoption, increase contractual disputes, or heighten scrutiny by regulators.
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
Already, certain existing legal regimes, for example, relating to data privacy, regulate certain aspects of AI technologies, and new laws regulating AI technologies have recently entered into force in the United States and the EEA. In the United States, there is an ongoing tension between the states and the federal government over how best to regulate the use of AI. A number of U.S. states, such as California and Colorado, have proposed or enacted laws regarding automated decision‑making, algorithmic discrimination, and so-called “high‑risk” AI technologies (mandating, among other provisions, requirements for risk management, impact assessments, consumer notices, and human oversight), which may impact our use of AI and AI-powered tools. However, the status of such laws is currently uncertain as the federal government takes steps towards establishing broad federal AI regulation that could preempt all or some state law. Any such additional regulation may impact our ability to develop, use, and commercialize AI technologies in the future.
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
In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the challenges, problems, liabilities, or other shortcomings involved in an acquisition. Further, current and future changes to the U.S. and foreign regulatory approval processes and requirements related to acquisitions may cause approvals to take longer than anticipated, not be forthcoming, or contain burdensome conditions, which may prevent the completion of the transaction or jeopardize, delay, or reduce the anticipated benefits of the transaction, and impede the execution of our business strategy. For example, in 2022, we entered into an agreement to be acquired by Adobe. However, based on our joint assessment that there was no clear path to obtain the required regulatory approvals for the transaction to close, in 2023 we mutually agreed with Adobe to terminate the agreement. In addition, the process of seeking the regulatory approvals necessary to close an acquisition can be long and burdensome, requiring significant time and attention from the management team and imposing opportunity costs. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we announce or complete could be viewed negatively by our customers or investors.
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting (including goodwill) charges. Additionally, integrations could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies. Further, the companies we acquire could introduce new risks to our business or have vulnerabilities and/or unsophisticated practices (including security or data protection measures), which may expose us to significant cybersecurity, operational, and financial risks.
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
In addition to our strategic investments, we maintain a portfolio of marketable equity, debt securities, and digital assets. From time to time, we have invested excess cash reserves in alternative assets, such as Bitcoin and a Bitcoin exchange traded fund, and we may continue to invest in cryptocurrencies and other alternative assets in the future. The investments in our portfolio are subject to our corporate investment policy, which focuses on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our corporate investment policy and subject to market conditions. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities and other assets in our investment portfolio, volatility, and other factors, including unexpected or unprecedented events. Any investments we make in cryptocurrencies and other alternative assets, such as Bitcoin and a Bitcoin exchange traded fund, are further subject to the market prices of such assets, which have been highly volatile and may continue to fluctuate in the future due to market factors, regulatory developments, and other risks that are outside of our control. As a result, we may experience a decline in value or loss of liquidity of our investments, which could materially and adversely affect our business, operating results, and financial condition.
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
Our platform hosts, processes, stores, and transmits our and our customers’ proprietary and sensitive data, including personal data about customers, employees, business partners and others, and trade secrets. We also use third-party service providers to help us deliver services to our customers and users. These vendors may host, process, store, or transmit personal and financial data, or other confidential information of our employees, consultants, or our users and customers. We collect such information from individuals located in the United States and abroad and may host, process, store, or transmit such information outside the country in which it was collected. While we and our third-party service providers have implemented security measures designed to protect against privacy and security breaches, these measures could fail or may be insufficient, resulting in unauthorized access to or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. We have experienced, and may in the future experience, cybersecurity incidents; however, to date, we are not aware of any such incidents that have had a material impact on our business, operating results, and financial condition. Any security breach of our platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, or other adverse impact to the availability, integrity, or confidentiality of such platform and systems, could result in litigation (including class actions), indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our or our customers’ confidential or personal data and our and our third-party service providers’ information technology systems, which could result from human error, system misconfiguration, or from cyber-attacks, including distributed-denial-of-service attacks, reverse-engineering of AI algorithms, prompt injection attacks, automated reconnaissance, web scraping, ransomware attacks, business email compromises, credential stuffing, computer malware, viruses, and social engineering (including phishing, deepfakes, and voice cloning), software supply-chain compromises, including but not limited to via AI agents, templates, designs, icons, widgets, plugins, or other third party software or content, malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our and our third-party service providers’ information technology systems, products or services, which are prevalent in our industry. Recent advancements in AI have demonstrated the potential for AI systems to autonomously discover and exploit software vulnerabilities, including zero-day vulnerabilities, at speeds and scales that exceed previous human capability, which may materially accelerate the timeline and severity of potential attacks. These threats may come from a variety of sources, including nation-state sponsored espionage and hacking activities, corporate espionage, organized crime, sophisticated organizations, hacking groups and individuals, and insider threats. Any security breach or disruption could result in the loss or destruction of, or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential or personal data, which may result in damage to our reputation, termination of customer contracts, litigation, regulatory investigations, or other liabilities. More capable AI models that are or may soon become widely accessible have and will continue to amplify the capabilities of threat actors. Any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality or integrity of our customers’ data or other sensitive information. If our, our customers’, or our partners’ security measures are breached as a result of third-party action, fraud, human error, system misconfiguration, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to our platform including confidential or personal data of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities, and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
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
Techniques used to obtain unauthorized access or to sabotage systems change frequently, and the emergence of AI-driven offensive cyber capabilities may further compress the time between vulnerability discovery and exploitation. As a result, we may be unable to fully anticipate these techniques or to implement adequate preventative measures before they are exploited. Further, the incidence of state-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts which have increased the risk of cyberattacks on various types of infrastructure and operations. Bad actors are also utilizing AI-based tools, including generative AI-based tools, to execute attacks, circumvent security controls, evade detection, and remove forensic evidence, creating unprecedented cybersecurity challenges. In addition, AI systems have demonstrated the capacity to discover and potentially exploit previously unknown software vulnerabilities across widely deployed operating systems, browsers, and other software on which our platform and infrastructure depend, which could expose us or our customers to attacks before patches or mitigations become available. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential or personal data, or business. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with worker fraud (including through the use of a stolen or forged identity to gain employment) and with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal data, our reputation and operating performance may suffer. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations and processes, and penalties that could damage our reputation and adversely impact our business, operating results, and financial condition.
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
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with our customers’ existing technology, including other third-party technologies that our customers use in their businesses. Our customers, or the third parties whose products and services our customers utilize, may change the features of their technologies, restrict our access to their technologies, or alter the terms governing use of their technologies in a manner that makes our platform incompatible with their technologies, which would adversely impact our ability to service our customers. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, products, and services, which would negatively affect adoption of our platform and harm our business. Moreover, we may decide to restrict or limit the ability of third parties to access our platform, APIs, or other developer resources for various business, privacy, or security reasons, which may negatively impact the functionality of our platform and our brand reputation. If we fail to create or maintain a robust developer ecosystem or otherwise fail to integrate our platform with our customers’ technologies and with third-party technologies that our customers use, we may not be able to offer the functionality that our customers need, which could adversely impact our business, operating results, and financial condition. In addition, customers may require our platform to comply with certain security or other certifications and standards. If we are unable to achieve, or are delayed in achieving, compliance with these certifications and standards, we may be disqualified from selling our platform to such customers, or may otherwise be at a competitive disadvantage, either of which could adversely affect our business, operating results, and financial condition.
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
•inaccurate revenue recognition;
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
We rely on information technology systems to process, transmit, and store electronic information, including on systems provided by our third-party vendors and service providers. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. Our information technology systems, and those of the third parties on whom we rely, may be subject to damage or interruption from telecommunications problems, data corruption, data errors, software defects or errors, fire, flood, acts of war, terrorism, armed conflicts, global pandemics, natural disasters, power outages, systems disruptions, system conversions, system updates, or human error. Our existing controls, safety systems, data backup, access protection, user management, contracts with third-party vendors, and information technology emergency planning may not be sufficient to prevent data loss, long-term network outages, or other negative impacts to the usability of our platform. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. While we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of our or our customers’ data hosted on our system. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new information technology systems from time to time in order to support the requirements of our growing and increasingly complex business. Introduction of new technology, or upgrades and maintenance to our existing systems, could result in increased costs or unforeseen problems which may disrupt or reduce our operating efficacy.

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
Our AI credit, usage-based, and rate-limiting systems may also contain defects, errors, or ambiguities, including with respect to usage attribution, balance calculations, limit enforcement, refresh timing, pooled allocations, invoices, or customer-facing reporting. If these systems fail to operate as intended, customers may be overcharged or undercharged, unexpectedly lose access, consume credits in connection with failed or interrupted outputs, or be unable to understand or verify usage, which could result in credits, refunds, disputes, litigation, regulatory scrutiny, and reputational harm.
We also have in the past and may in the future experience issues with respect to our billing processes as a result of errors in our code or the implementation of our billing logic, user permissioning systems, internal controls, information technology infrastructure, or any third-party technologies integrated into our billing processes. For example, in February 2023, we became aware of an error in our platform that was erroneously causing certain users to be upgraded from free seats to paid seats whenever they took certain actions on our platform, resulting in the overbilling of impacted customers. Upon discovery, we remediated the error and issued credits to impacted customers. We do not currently have any liabilities accrued on our condensed consolidated balance sheets related to this incident. Although these events have not historically had a material impact on our operating results, any future issues with respect to our billing processes may be substantial and could adversely affect our business, operating results, and financial condition.
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
In addition to AWS, we also depend on other third-party providers for services that are critical to the operation of our platform and business, including content delivery, identity and access management, payment processing, analytics and monitoring, and certain AI-related services. In particular, we have significant purchase commitments with a limited number of foundational AI model providers and a material portion of our AI features currently depend on models from them. Any of these third-party providers may experience outages, capacity constraints, cybersecurity incidents, business interruptions, or financial distress, or may change pricing, service levels, security or compliance requirements, or contractual terms. If any such provider fails to perform as expected, if our access is limited or terminated, or if we are required to transition to alternative providers on short notice, we could experience service degradation or outages, delayed product development, increased costs, billing and collections disruption, and customer dissatisfaction, any of which could adversely affect our business, operating results, and financial condition.
Additionally, certain customers may require us to restrict or replace the use of specific third-party AI models in order to continue using our platform, which could increase our costs, delay product rollouts, or reduce our ability to serve such customers. Customer requirements to substitute or exclude specific third-

party AI models may arise from regulatory or contractual obligations applicable to our customers, government supply-chain or sanctions actions affecting model providers, or evolving customer policies, and may require us to develop, maintain, and operate redundant model integrations or alternative routing arrangements. We may not be able to implement such substitutions on terms that are commercially reasonable, on the timelines our customers require, or while maintaining feature parity, and any inability to do so could result in lost or curtailed sales, customer dissatisfaction, increased costs, or reputational harm.
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
As we facilitate the distribution or sale of certain user-generated or third-party content, we may face additional operational, legal, and regulatory risks. Users may upload or offer content that is alleged to infringe on or misappropriate third-party intellectual property rights, violate license terms, or include unauthorized, sensitive, or illegal materials. We may not effectively detect and address user actions that may violate our terms of service and community guidelines, and we may not effectively review, approve, or otherwise screen content uploaded to our platform by users. There have been in the past, and there could be in the future, incidents where users and customers engage in activities on or through our platform that violate our policies or applicable law. Our safeguards may not be sufficient or adequate to ensure the safety of our users and customers and this may harm our reputation and brand. Allegations that we inadequately police infringing content, unfairly moderate content, or benefit financially from content that is alleged to be unlawful or infringing could result in claims, enforcement actions, or adverse publicity, and could require us to change our policies, moderation practices, or product features, any of which could adversely affect our business, operating results, and financial condition.
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
We primarily derive revenue from sales of subscriptions for access to our platform, which is typically recognized on a ratable basis over the term of the contract subscription period beginning on the date access to our platform is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have monthly or annual contractual terms. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions. Consequently, a decline in subscriptions in any one quarter, whether as a result of fewer or smaller new subscriptions, downsized subscription renewals, or lower subscription renewal rates in the applicable quarter, will not be fully reflected in revenue in that quarter, and will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions is not reflected in full in operating results until future periods.
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
•government certification, software supply chain or cybersecurity requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector and to highly regulated organizations until we have attained the revised certification or meet other new requirements (for example, although we are currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance and if we lose our authorization, it will restrict our ability to sell to government entities; further, the U.S. federal government recently identified Anthropic PBC (“Anthropic”) as a supply chain risk and directed all federal agencies to cease use of Anthropic’s products, including Claude, the large language model on which we have built the AI features embedded in our governmental offerings, and, although the implementation of this directive has been the subject of ongoing litigation and may be modified, stayed, or invalidated, if a government-wide ban of Anthropic is upheld and we are unable to find a suitable replacement on a timely basis, on competitive terms, or at all, our sales to governmental entities and highly regulated organizations could suffer);
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
•we sell to government entities and certain highly regulated organizations through a third-party reseller that is subject to complex laws, regulations, and contractual requirements applicable to government contractors, and if our third-party reseller fails to comply with such obligations, is suspended, debarred, or otherwise loses the ability to sell to government entities and we are unable to find a suitable replacement on a timely basis, on competitive terms, or at all, our sales to governmental entities and highly regulated organizations could suffer;
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
Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team, research and development team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. For example, we have experienced, and may continue to experience, attrition of product, design, engineering, and other key personnel to companies developing foundational AI models and AI-native products, including companies that are also our commercial partners or third-party model providers, and any prolonged attrition of key product, design, engineering, or other key talent could delay our AI roadmap and impair our competitive position. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory package is viewed as below market or declines, it may adversely affect our ability to attract and retain highly skilled employees. Since our IPO, the trading price of our Class A common stock has experienced significant volatility. If the trading price of our Class A common stock continues to be volatile or declines further, it may adversely affect our ability to attract and retain highly skilled employees, reduce the effectiveness of our equity incentive programs, and increase employee attrition. Further, our competitors may be successful in recruiting and hiring members of our management team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. In recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Although we have entered into employment agreements with our key employees, these agreements are on an “at-will” basis, meaning they are able to terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
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
In addition, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our products and services, including, but not limited to, environmental sustainability, climate change, human capital, and employment matters. In particular, we face challenges inherent in effectively and efficiently managing a workforce across a large number of jurisdictions, many of which have differing labor law requirements, including the need to implement appropriate systems, policies, benefits, and compliance programs. If areas of our workforce were to organize, we may face operational constraints, which could adversely impact our culture, business, operating results, and financial condition. To our knowledge, none of our employees in the United States are currently represented by a labor union. Certain of our employees outside of the United States are, and an increasing number may in the future be, subject to mandatory works council, employee representation, or collective bargaining arrangements in accordance with local laws or sector-wide collective agreements, including in jurisdictions where we have established or are establishing direct employment relationships in place of professional employer organization arrangements. These challenges are accentuated by the use and proliferation of emerging technologies within our business, including AI-related technologies, the regulation of which is becoming increasingly complex, including with respect to labor laws and hiring practices. Compliance with such laws, regulations, and policies may require significant investment and expense. Further, if we fail to implement the necessary programs, frameworks and principles for compliance, our reputation, business, operating results, and financial condition may be adversely affected.
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
Although we take precautions to prevent our platform and associated products from being accessed or used in violation of such laws and regulations, we may have inadvertently allowed some access to our platform and associated products in violation of U.S. economic trade and sanctions laws and regulations, including by users and customers in embargoed or sanctioned countries. As a result, we have submitted to OFAC a voluntary self-disclosure concerning potential violations and the voluntary self-disclosure is still under review. Since becoming aware of the circumstances leading to our voluntary self-disclosure to OFAC, we have completed the implementation of remedial measures that we committed to in connection with the voluntary self-disclosure. These measures are designed to prevent our platform and products from being accessed or used in violation of U.S. economic and trade sanctions laws and regulations. We will continue to evaluate and enhance our compliance controls, but there can be no assurance that these measures will be sufficient to prevent all compliance issues in the future. If we are found to be in violation of U.S. economic sanctions, it could result in substantial fines and penalties for us and for individuals working for us. We may also be adversely affected through other non-monetary penalties, reputational harm, loss of access to certain markets, or otherwise. No loss has been recognized in our financial statements contained herein for any loss contingency relating to the pending OFAC enforcement matter, as we believe it is not probable a loss will be incurred and the range of a possible loss is not yet estimable.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of The New York Stock Exchange (“NYSE”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, equity, the fair value of our Class A common stock prior to our IPO, and the amount of revenue and expenses, including stock-based compensation, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include, but are not limited to, those related to, stock-based compensation, including the estimation of the underlying fair value of common stock prior to our IPO and the estimation of the fair value of market-based awards. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, potentially resulting in a decline in the market price of our Class A common stock.
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
In June 2025, we entered into the Revolving Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, and RBC Capital Markets, LLC, as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto, to fund working capital and general corporate purpose expenditures. The Revolving Credit Agreement provides for a revolving credit facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit, and provides us with a right to increase the Revolving Credit Facility and/or add one or more tranches of term loans or to increase the amount of any existing term loans. The Revolving Credit Agreement contains a financial covenant requiring that Liquidity (defined as unrestricted cash and cash equivalents, plus the undrawn revolver commitments) is not less than $100.0 million as of the last day of each fiscal quarter. The Revolving Credit Agreement contains additional customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, asset dispositions and affiliate transactions, each subject to customary exceptions and baskets, and customary events of default. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets.
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
The trading prices of the common stock of technology companies have been highly volatile in recent years as a result of factors including inflation, interest rate volatility, actual or perceived global banking and finance related issues, geopolitical instability, warfare, macroeconomic uncertainty, including uncertainty regarding the impact of AI on software-as-a-service business models, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
We are exposed to fluctuations in currency exchange rates, which may be exacerbated in the future and could negatively affect our business, operating results, and financial condition.
Our sales are currently denominated in U.S. dollars, Euros, British pounds, Japanese Yen, and the Canadian Dollar, and will likely be denominated in other currencies in the future. Because we report our operating results and revenue in U.S. dollars, we currently face exposure to foreign currency exchange risk and may in the future face other foreign currency risks. We do not currently hedge against the risks associated with foreign currency fluctuations. If we are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. Further, to the extent that our customer agreements with our customers outside of the United States are denominated in U.S. dollars, strengthening of the U.S. dollar increases the real cost of our platform to our customers outside of the United States, which could lead to delays in the purchase of our platform and the lengthening of our sales cycle. If the U.S. dollar strengthens relative to the foreign currencies in the jurisdictions in which we have operations, this could adversely affect our business, operating results, and financial condition. Conversely, if the U.S. dollar weakens relative to the foreign currencies in the jurisdictions in which we have operations, our cost of revenue and operating expenses will increase, which would have an adverse impact on our operating results. In addition, increased international sales in the future, including as a result of our continued international expansion, could result in foreign currency denominated sales, which would increase our foreign currency risk.
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
We cannot predict the prices at which our Class A common stock will continue to trade. The market price of our Class A common stock depends on a number of factors, including, but not limited to, those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating results. In addition, the current limited public float of our Class A common stock will tend to increase the volatility of the trading price of our Class A common stock, which may be further increased due to retail investor interest. Since our IPO, the trading price of our Class A common stock has experienced significant volatility. For example, our Class A common stock has traded as high as $124.63 per share on the first day of trading following our IPO and, during the three months ended March 31, 2026, traded as low as $20.16 per share. The trading price of our Class A common stock may continue to be volatile and decline further, including for reasons unrelated to our operating performance, such as valuation compression due to investor sentiment regarding software, AI, or obsolescence risk. You may not be able to resell your shares at or above the price you paid for them, and could lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, the following:
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
As of March 31, 2026, Mr. Field and Evan Wallace, our other co-founder, collectively held substantially all of the issued and outstanding shares of our Class B common stock. Moreover, pursuant to an irrevocable proxy granted by Mr. Wallace and the Wu-Wallace Family Trust (the “Wallace Proxy”), an affiliate of Mr. Wallace, to Mr. Field, Mr. Field has the complete and unlimited authority to act, in his sole discretion, on their behalf, to vote any number of shares of our capital stock, owned or beneficially held by them at any time and from time to time (the “Wallace Proxy Shares”) on all matters submitted to a vote of stockholders at a meeting of stockholders or through the solicitation of a written consent of stockholders and for any contractual voting rights that may be applicable to the Wallace Proxy Shares.
As of March 31, 2026, Mr. Field held approximately 72.3% of the voting power of our outstanding capital stock, including 23.8% of the voting power subject to the Wallace Proxy, which voting power may increase over time upon the exercise or settlement of equity awards held by Mr. Field. As a result, Mr. Field is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Field may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. In addition, we and Mr. Field are party to a Nominating Agreement under which we and Mr. Field are required to take certain actions to include Mr. Field in the slate of nominees nominated by our Board of Directors for the applicable class of directors (or the full Board of Directors, if the Board of Directors is not classified at such time), include him in our proxy statement, cause our Board of Directors, subject to their fiduciary duties, to recommend in favor of Mr. Field’s election or re-election to our Board of Directors and solicit proxies or consents in favor of electing Mr. Field to our Board of Directors.
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
(b)20% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 44.4 million shares) were released and became available for transfer, distribution, or sale at the discretion of the Extended Lock-Up Holders beginning at the commencement of trading on February 20, 2026;
(c)we expect that up to an additional 27.5% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 61.1 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-Up Holders beginning at the commencement of trading on May 18, 2026; and
(d)the remainder of the shares of Class A Common Stock held by the Extended Lock-Up Holders (approximately 77.7 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-Up Holders and the Extended-Lock-Up Period will terminate on the earlier of (i) the commencement of trading on the second trading day after the date that we announce earnings for the quarter ending June 30, 2026 and (ii) August 31, 2026.
When the Extended Lock-Up Period expires, the Extended Lock-Up Holders will be able to sell our shares in the public market, subject to compliance with Rule 144 under the Securities Act. In addition, we may release all or some portion of the shares subject to the Extended Lock-Up Agreement prior to the expiration of the Extended Lock-Up Period at any time. Sales of a substantial number of such shares upon expiration of the Extended Lock-Up Period, or the perception that such sales may occur, or early release of all or some portion of the shares subject to the Extended Lock-Up Agreement, could cause the market price of Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
Our Board of Directors has adopted a settlement practice under which, based on certain pre-approved parameters, we will either use a sell-to-cover settlement method or a net settlement method to satisfy tax withholding and remittance obligations associated with the vesting and settlement of restricted stock units (“RSUs”) held by our employees, including our CEO. Under a sell-to-cover method, shares of our Class A common stock are sold into the market on behalf of our employees to cover the associated tax withholding obligations. Such sales will cause dilution to our stockholders and could increase the volatility of the trading price of our Class A common stock. Under a net settlement method, we withhold shares of our Class A common stock in an amount sufficient to satisfy the applicable tax withholding obligations and remit the appropriate taxes to the relevant tax authorities on the employee’s behalf, which we expect would require us to expend significant funds.
Portions of the 2025 CEO Service Award and the 2025 CEO Stock Price Award (each as defined and described further in Note 8 “Stockholders’ Equity—RSUs” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) are expected to settle in July 2026, in each case so long as Mr. Field continues to provide qualifying service to us as of such date. The remaining portions of the 2025 CEO Stock Price Award and 2025 CEO Service Award will vest and settle from time to time in accordance with the terms of the applicable award, in each case so long as Mr. Field continues to provide qualifying service to us as of the applicable vesting dates. To the extent shares subject to Mr. Field’s awards are net settled, the settlement could result in significant cash expenditures by us. Alternatively, to the extent we use the sell-to-cover method for settlement, the settlement will result in dilution to our stockholders and could increase volatility in the trading price of our Class A common stock.
As of March 31, 2026, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 6,672,629 shares of Class A common stock and 53,055,384 shares of Class A common stock, respectively. In addition, as of March 31, 2026, we had RSUs outstanding that, if fully vested and settled, would result in the issuance of 28,960,338 shares of Class B common stock. All of the shares of Class A common stock issuable upon the exercise or settlement of stock options or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
The trading market for our Class A common stock is influenced by the research and reports that financial analysts publish about us, our business, our market, and our competitors. We do not control these analysts or the content and opinions included in their reports. As a newly public company, the analysts who publish information about our Class A common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet or significantly exceed our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business, and could have an adverse effect on the market price of our Class A common stock.
Under our restated certificate of incorporation, we are authorized to issue up to 1,000,000,000 shares of our Class C common stock. Although we have no current plans to issue any shares of our Class C common stock, we may in the future issue shares of our Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, and equity incentives to our employees, consultants, and directors. Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business, and could have an adverse effect on the market price of our Class A common stock. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our Board of Directors without stockholder approval, except as may be required by the listing rules of the NYSE. Because our Class C common stock carries no voting rights (except as otherwise required by law) and is not listed for trading on an exchange or registered for sale with the SEC, shares of our Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of our Class A common stock, although we may seek to list our Class C common stock for trading and register shares of our Class C common stock for sale in the future. Further, we could issue shares of Class C common stock to Mr. Field and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting power. In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue shares of our Class C common stock in the future, the holders of our Class B common stock may be able to hold significant voting control over most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued our Class A common stock rather than our Class C common stock in such transactions. Further, any and all outstanding shares of Class C common stock will convert automatically into Class A common stock, on a share-for-share basis, following both (a) the earliest to occur of (i) the conversion or exchange of all outstanding shares of our Class B common stock into shares of Class A common stock, (ii) the Class B Automatic Conversion (as defined below) and (iii) the affirmative vote of the holders of a majority of the outstanding shares of Class B common stock, voting separately as a single class and (b) the date and time, or occurrence of an event, specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class.
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
•from and after the Trigger Date, provide that only the Chair of our Board of Directors, our Chief Executive Officer, our Lead Independent Director, or a majority of our Board of Directors will be authorized to call a special meeting of stockholders;
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
•provide for a multi-class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and other significant corporate transactions, such as a merger or other sale of our company or its assets;
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
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended March 31, 2026, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On March 1, 2026, Dylan Field, our Co-Founder, President, Chief Executive Officer, and Chair of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Field Diversification Plan”) providing for the potential sale of up to (i) 750,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by Mr. Field and (ii) 250,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by an investment entity, which is associated with Mr. Field. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the 2026 Field Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the 2026 Field Diversification Plan as of the date of the applicable order. The 2026 Field Diversification Plan will not commence trading until Mr. Field’s predecessor trading plan, dated August 4, 2025, has terminated pursuant to its terms and applicable cooling-off periods have been met. The duration of the 2026 Field Diversification Plan is until the earlier of August 31, 2027, the completion of all transactions subject to the 2026 Field Diversification Plan, or the occurrence of certain other events set forth therein. In addition, on February 25, 2026, Mr. Field terminated his prior tax withholding instruction, dated August 6, 2025, and adopted a new tax withholding instruction intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Field Withholding Instruction”). The 2026 Field Withholding Instruction provides that Figma will either sell or withhold such number of shares of our common stock as is necessary to satisfy the applicable tax withholding obligations arising from the vesting and settlement of RSUs granted to Mr. Field in accordance with the tax withholding method then in effect for RSUs held by our employees. The total number of shares of our common stock that may be sold or withheld pursuant to the 2026 Field Withholding Instruction is not yet determinable. The 2026 Field Withholding Instruction will remain in effect until such date it is terminated or amended.
On February 27, 2026, Praveer Melwani, our Chief Financial Officer, entered into a modification of his previously disclosed trading plan, adopted on August 5, 2025, intended to satisfy the affirmative defense of Rule 10b5-1(c) (such modification, the “Modified Melwani Diversification Plan”). The Modified Melwani Diversification Plan provides for (i) the potential sale of up to 658,347 shares of our Class A common stock held directly by Mr. Melwani, (ii) the potential sale of an undeterminable number of shares of our Class A common stock necessary to cover the exercise price and taxes associated with the potential exercise of up to 395,478 shares of our Class A common stock held directly by Mr. Melwani, with such shares acquired upon the option exercise (net of the shares sold to cover the exercise price and taxes) to be held and not sold under the Modified Melwani Diversification Plan, and (iii) the potential sale of up to 96,000 shares of our Class A common stock held by APM33, LLC, which is associated with Mr. Melwani. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Modified Melwani Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Modified Melwani Diversification Plan as of the date of the applicable order. The actual number of shares that will be sold under the Modified Melwani Diversification Plan will be reduced by the number of shares sold or withheld to satisfy tax withholding obligations incurred upon the vesting and settlement of equity awards subject to the Modified Melwani Diversification Plan. The number of shares of our Class A common stock to be sold or withheld to satisfy the tax withholding obligations is not known at this time. The duration of the Modified Melwani Diversification Plan is until the earlier of February 26, 2027, the completion of all transactions subject to the Modified Melwani Diversification Plan, or the occurrence of certain other events set forth therein.
On February 27, 2026, Shaunt Voskanian, our Chief Revenue Officer, entered into a modification of his previously disclosed trading plan, adopted on August 6, 2025, intended to satisfy the affirmative defense of Rule 10b5-1(c) (such modification, the “Modified Voskanian Diversification Plan”). The Modified Voskanian Diversification Plan provides for the potential sale of up to 516,858 shares of our Class A common stock held directly by Mr. Voskanian. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Modified Voskanian Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Modified Voskanian Diversification Plan as of the date of the applicable order. The actual number of shares that will be sold under the Modified Voskanian Diversification Plan will be reduced by the number of shares sold or withheld to satisfy tax withholding obligations incurred upon the vesting and settlement of equity awards subject to the Modified Voskanian Diversification Plan. The number of shares of our Class A common stock to be sold or withheld to satisfy the tax withholding obligations is not known at this time. The duration of the Modified Voskanian Diversification Plan is until the earlier of February 28, 2027, the completion of all transactions subject to the Modified Voskanian Diversification Plan, or the occurrence of certain other events set forth therein.

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

FIGMA, INC.

Date: May 14, 2026	By:	/s/ Dylan Field
Dylan Field
Chief Executive Officer and President

Date: May 14, 2026	By:	/s/ Praveer Melwani
Praveer Melwani
Chief Financial Officer

Date: May 14, 2026	By:	/s/ Tyler Herb
Tyler Herb
Chief Accounting Officer