Form 10-Q
period 2026-06-30
Figma, Inc.
filed 2026-08-05
CIK 1579878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of July 31, 2026, the registrant had outstanding 455,113,611 shares of Class A common stock, 77,896,256 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.00001.

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
•Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results in any given period to fall below expectations.
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
•If we are unable to accurately measure, attribute, and bill for usage under credit-based, usage-based, or outcome-based billing models, or to provide sufficient transparency and controls over such usage, our business, operating results, financial condition, and future prospects could be adversely affected.
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
•our ability to develop and introduce new products and features and bring them to market in a timely manner;
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
•acquisitions or investments in complementary companies, products, technologies, or services;

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
We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for us to predict all risks, uncertainties, and assumptions that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements herein.
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

Part I. Financial Information
Item 1. Financial Statements
FIGMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$445,845	$403,469
Digital assets, current	15,820	15,575
Marketable securities	1,221,293	1,252,474
Accounts receivable, net	190,876	247,915
Prepaid expenses and other current assets	103,206	85,267
Total current assets	1,977,040	2,004,700
Property and equipment, net	38,321	19,996
Intangible assets, net	13,371	19,083
Digital assets, non-current	10,115	15,116
Goodwill	101,396	101,396
Operating lease right-of-use assets	62,320	57,411
Restricted cash	9,800	9,799
Other assets	138,911	120,706
Total assets	$2,351,274	$2,348,207
Liabilities and stockholders’ equity
Accounts payable	$26,149	$4,502
Accrued and other current liabilities	91,557	66,535
Accrued compensation and benefits	53,528	107,105
Operating lease liabilities, current	8,661	2,630
Deferred revenue	626,783	595,334
Total current liabilities	806,678	776,106
Operating lease liabilities, non-current	59,090	55,845
Other non-current liabilities	7,599	5,615
Total liabilities	873,367	837,566
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 200,000 shares authorized; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Blockchain common stock, $0.00001 par value per share; 100,000 shares authorized; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value per share; 10,000,000 shares authorized; 452,676 and 432,140 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Class B common stock, $0.00001 par value per share; 350,000 shares authorized; 77,896 and 80,903 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.00001 par value per share; 1,000,000 shares authorized; zero shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,178,403	2,950,007
Accumulated other comprehensive income (loss)	(2,574)	4,003
Accumulated deficit	(1,697,926)	(1,443,373)
Total stockholders’ equity	1,477,907	1,510,641
Total liabilities and stockholders’ equity	$2,351,274	$2,348,207
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$370,083	$249,640	$703,522	$477,839
Cost of revenue(1)	60,472	27,889	129,138	47,341
Gross profit	309,611	221,751	574,384	430,498
Operating expenses(1):
Research and development	167,329	83,052	340,303	152,977
Sales and marketing	154,856	97,701	280,424	166,541
General and administrative	104,715	38,922	208,344	69,155
Total operating expenses	426,900	219,675	829,071	388,673
Income (loss) from operations	(117,289)	2,076	(254,687)	41,825
Other income, net	7,614	36,978	3,289	44,252
Income (loss) before income taxes	(109,675)	39,054	(251,398)	86,077
Provision for income taxes	2,477	10,827	3,155	12,968
Net income (loss)	$(112,152)	$28,227	$(254,553)	$73,109
Less: net income attributable to participating securities	—	(27,381)	—	(51,332)
Net income (loss) attributable to common stockholders	$(112,152)	$846	$(254,553)	$21,777
Net income (loss) per share, basic and diluted:
Net income (loss) per share, basic	$(0.21)	$—	$(0.48)	$0.10
Net income (loss) per share, diluted	$(0.21)	$—	$(0.48)	$0.10
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, basic	527,460	215,062	525,542	214,973
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders, diluted	527,460	231,702	525,542	231,386
__________________
(1) Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$2,036	$218	$7,117	$218
Research and development	61,777	5,939	140,802	6,136
Sales and marketing	18,815	544	39,765	544
General and administrative	64,926	609	128,868	609
Total	$147,554	$7,310	$316,552	$7,507
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(112,152)	$28,227	$(254,553)	$73,109
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on available-for-sale securities	(2,406)	367	(6,577)	1,188
Comprehensive income (loss)	$(114,558)	$28,594	$(261,130)	$74,297
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at March 31, 2026	526,188	$4	$3,042,899	$(168)	$(1,585,774)	$1,456,961
Exercise of stock options	1,029	—	18,521	—	—	18,521
Stock-based compensation	—	—	149,191	—	—	149,191
Issuance of common stock upon release of restricted stock units	4,884	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	678	—	13,205	—	—	13,205
Shares withheld for taxes upon release of equity awards	(2,207)	—	(45,413)	—	—	(45,413)
Other comprehensive loss	—	—	—	(2,406)	—	(2,406)
Net loss	—	—	—	—	(112,152)	(112,152)
Balance at June 30, 2026	530,572	4	3,178,403	(2,574)	(1,697,926)	1,477,907

	Three Months Ended June 30, 2025
	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	245,999	$329,441	215,060	$1	$1,186,815	$2,135	$(148,028)	$1,370,364
Exercise of stock options	—	—	893	—	20,311	—	—	20,311
Stock-based compensation	—	—	—	—	7,345	—	—	7,345
Other comprehensive income	—	—	—	—	—	367	—	367
Stock issued in connection with business combination	—	—	700	—	600	—	—	600
Net income	—	—	—	—	—	—	28,227	28,227
Balance at June 30, 2025	245,999	329,441	216,653	1	1,215,071	2,502	(119,801)	1,427,214

	Six Months Ended June 30, 2026
	Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	513,043	$4	$2,950,007	$4,003	$(1,443,373)	$1,510,641
Exercise of stock options	7,626	—	46,967	—	—	46,967
Stock-based compensation	—	—	320,037	—	—	320,037
Issuance of common stock upon release of restricted stock units	15,053	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	678	—	13,205	—	—	13,205
Shares withheld for taxes upon release of equity awards	(5,828)	—	(151,813)	—	—	(151,813)
Other comprehensive loss	—	—	—	(6,577)	—	(6,577)
Net loss	—	—	—	—	(254,553)	(254,553)
Balance at June 30, 2026	530,572	$4	$3,178,403	$(2,574)	$(1,697,926)	$1,477,907

	Six Months Ended June 30, 2025
	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	245,999	$329,441	214,906	$1	$1,186,207	$1,314	$(192,910)	$1,324,053
Exercise of stock options	—	—	1,047	—	20,650	—	—	20,650
Stock-based compensation	—	—	—	—	7,626	—	—	7,626
Other	—	—	—	—	(12)	—	—	(12)
Other comprehensive income	—	—	—	—	—	1,188	—	1,188
Stock issued in connection with business combination	—	—	700	—	600	—	—	600
Net income	—	—	—	—	—	—	73,109	73,109
Balance at June 30, 2025	245,999	$329,441	216,653	$1	$1,215,071	$2,502	$(119,801)	$1,427,214
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(254,553)	$73,109
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,323	5,132
Non-cash operating lease costs	10,873	8,699
Stock-based compensation, net of amounts capitalized	316,552	7,507
Amortization of deferred commissions	13,495	9,698
Net accretion of discounts on available-for-sale securities	(4,733)	(8,981)
Unrealized (gains) losses on equity investments, net	20,019	(13,855)
Remeasurement loss on digital assets, non-current	5,001	—
Other non-cash adjustments	1,802	1,343
Changes in assets and liabilities:
Accounts receivable, net	56,594	5,784
Prepaid expenses and other current assets	(17,398)	(2,871)
Other assets	(27,075)	(10,271)
Accounts payable	21,565	7,711
Accrued and other current liabilities	15,938	8,652
Accrued compensation and benefits	(43,635)	19,848
Deferred revenue	31,449	51,784
Other non-current liabilities	1,984	(3,657)
Net cash provided by operating activities	158,201	159,632
Cash flows from investing activities:
Purchase of intangible assets	(2,780)	—
Capital expenditures	(14,500)	(2,008)
Capitalized internal-use software development costs	(1,883)	(2,439)
Cash paid for business combinations, net of cash acquired	—	(21,004)
Purchases of marketable securities	(420,646)	(525,632)
Proceeds from maturities of marketable securities	345,173	475,836
Proceeds from sales of marketable securities	81,119	72,483
Purchase of digital assets	—	(30,000)
Other cash flows from investing activities	(183)	(811)
Net cash used in investing activities	(13,700)	(33,575)
Cash flows from financing activities:
Payment of deferred offering costs, net of costs reimbursed	—	(3,454)
Cash paid for issuance costs on revolving credit facility	—	(1,400)
Proceeds from options exercised	47,316	20,650
Proceeds from issuance of common stock under employee stock purchase plan	13,205	—
Taxes paid related to net share settlement of equity awards	(161,648)	—
Other cash flows from financing activities	(128)	(12)
Net cash provided by (used in) financing activities	(101,255)	15,784
Change in cash, cash equivalents, and restricted cash	43,246	141,841
Cash, cash equivalents, and restricted cash—beginning of period	413,191	490,585
Cash, cash equivalents, and restricted cash—end of period	$456,437	$632,426

	Six Months Ended June 30,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$445,845	$621,619
Restricted cash, included in prepaid expenses and other current assets	10,592	10,807
Total cash, cash equivalents and restricted cash	$456,437	$632,426

Supplemental cash flow data:
Cash paid during the period for income taxes, net of refunds
Federal	$—	$—
State	1,192	—
Foreign	2,063	—
Total cash paid during the period for income taxes, net of refunds	$3,255	$—
Cash paid during the period for income taxes (prior to ASU 2023-09)	$—	$6,440

Payments for operating leases included in cash flows from operating activities	$6,506	$8,226
Right-of-use assets obtained in exchange for lease liabilities	$12,671	$42,007

Non-cash investing and financing activities:
Stock-based compensation included in capitalized internal-use software development costs	$3,485	$119
Unpaid deferred offering costs	$—	$3,555
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
The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income (loss), statements of stockholders' equity, and statements of cash flows for the interim periods. The interim results are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2026 or any other future period.
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
Concentrations of risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, digital assets, current, marketable securities, and accounts receivable. The Company places its cash, cash equivalents, restricted cash, digital assets, current, and marketable securities with financial institutions that management believes are of high credit quality, although such deposits may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and restricted cash to date. Cash equivalents and marketable debt securities are invested in highly rated investments. Digital assets, current represents the Company’s investment in USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, which the Company has elected to carry at fair value. The underlying reserves of USDC are held in cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements within segregated accounts for the benefit of USDC holders.
No customer accounted for 10% or greater of total accounts receivable as of June 30, 2026 and December 31, 2025. No customer represented 10% or greater of revenue recognized for the three or six months ended June 30, 2026 and 2025.
The Company relies upon a third-party hosted infrastructure partner globally to serve customers and operate certain aspects of its services, such as environments for development testing, training, sales demonstrations, and production usage. Accordingly, any disruption of or interference at the Company’s hosted infrastructure partner would disrupt the Company’s operations and adversely impact its business.
Recently issued accounting standards not yet adopted
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The guidance creates a comprehensive accounting model that requires entities to recognize environmental credits as assets or expense them based on their intended use and to recognize liabilities for environmental credit obligations as they are incurred. The guidance is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which amends guidance related to interim financial reporting. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as "internal-use software"). Upon adoption, registrants will be required to account for internal-use software using updated capitalization criteria, which no longer make reference to software development stages and include the addition of a probable-to-complete recognition threshold. ASU 2025-06 is effective for annual periods, including interim reporting periods, beginning after December 15, 2027, with early adoption permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.
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
Note 2. Revenue
Deferred revenue
The changes in deferred revenue were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$627,664	$406,636	$595,334	$381,363
Billings and other(1)	369,202	276,151	734,971	529,623
Revenue	(370,083)	(249,640)	(703,522)	(477,839)
Balance, end of period	$626,783	$433,147	$626,783	$433,147
__________________
(1)Other primarily includes amounts for which the Company had a contractual right to bill and receive payment from the customer.
Approximately 72% of revenue recognized during the three months ended June 30, 2026 was from the deferred revenue balance as of March 31, 2026, and approximately 70% of revenue recognized during the three months ended June 30, 2025 was from the deferred revenue balance as of March 31, 2025. Approximately 59% of revenue recognized during the six months ended June 30, 2026 was from the deferred revenue balance as of December 31, 2025, and approximately 58% of revenue recognized during the six months ended June 30, 2025 was from the deferred revenue balance as of December 31, 2024.
Remaining performance obligations
As of June 30, 2026, the aggregate balance of remaining performance obligations that were unsatisfied or partially unsatisfied was $687.0 million. The substantial majority of the remaining performance obligations will be satisfied over the twelve months following June 30, 2026, with the balance to be recognized as revenue thereafter.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 3. Cash, Cash Equivalents, and Marketable Securities
The amortized cost, unrealized gains and losses, and estimated fair value of the Company’s cash, cash equivalents, and marketable securities as of June 30, 2026 and December 31, 2025 consisted of the following:

As of June 30, 2026	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$336,292	$—	$—	$336,292
Money market funds	3,291	—	—	3,291
Commercial paper	105,218	—	(21)	105,197
Corporate bonds	1,065	—	—	1,065
Total cash and cash equivalents	445,866	—	(21)	445,845
Debt securities:
U.S. agency securities	99,551	23	(331)	99,243
U.S. treasury securities	514,470	174	(1,837)	512,807
Commercial paper	83,873	3	(31)	83,845
Corporate bonds	476,630	467	(1,042)	476,055
Total debt securities	1,174,524	667	(3,241)	1,171,950
Total cash, cash equivalent, and debt securities	$1,620,390	$667	$(3,262)	$1,617,795
Other:
Bitcoin exchange traded fund(1)				49,343
Total cash, cash equivalents, and marketable securities				$1,667,138
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
Debt securities were designated as available-for-sale and the Company’s Bitcoin exchange traded fund had a readily determinable fair value as of June 30, 2026 and December 31, 2025.
Debt securities
The following table presents debt securities, including debt securities classified as cash equivalents, by contractual maturities:

	As of June 30, 2026
	Amortized Cost	Fair Value
Due within one year	$701,432	$701,515
Due in one year through five years	579,375	576,697
Total	$1,280,807	$1,278,212

	As of December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$654,048	$655,302
Due in one year through five years	596,358	599,105
Total	$1,250,406	$1,254,407

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The Company had 339 and 33 marketable debt securities in unrealized loss positions as of June 30, 2026 and December 31, 2025, respectively. There were no material gains or losses that were reclassified out of accumulated other comprehensive income (loss) for any period presented.
As of June 30, 2026 and December 31, 2025, the Company’s marketable debt securities portfolio consisted of four security types, all of which contained investments that were in an unrealized loss position. The following tables present the breakdown of the marketable debt securities, including debt securities classified as cash equivalents, that had been in a continuous unrealized loss position aggregated by investment category as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$77,978	$(331)	$—	$—	$77,978	$(331)
U.S. treasury securities	351,152	(1,837)	—	—	351,152	(1,837)
Commercial paper	161,626	(52)	—	—	161,626	(52)
Corporate bonds	267,355	(1,042)	—	—	267,355	(1,042)
Total	$858,111	$(3,262)	$—	$—	$858,111	$(3,262)

	As of December 31, 2025
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$3,267	$(1)	$—	$—	$3,267	$(1)
U.S. treasury securities	959	—	—	—	959	—
Commercial paper	58,091	(12)	—	—	58,091	(12)
Corporate bonds	27,027	(15)	—	—	27,027	(15)
Total	$89,344	$(28)	$—	$—	$89,344	$(28)
The Company periodically evaluates its debt securities for expected credit losses. The unrealized losses on the debt securities were largely due to changes in interest rates. The credit ratings associated with the Company’s debt securities are highly rated and in line with the Company’s investment policy and the issuers continue to make timely principal and interest payments. The Company expects to recover the full carrying value of the debt securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses, and expects any credit losses would be immaterial based on the high-grade credit rating for the investments. As a result, the Company does not consider any portion of the unrealized losses on debt securities as of June 30, 2026 and December 31, 2025 to be unrecoverable.
Interest income from cash, cash equivalents, and marketable securities was $14.6 million and $15.9 million for the three months ended June 30, 2026 and 2025, respectively, and $29.7 million and $31.4 million for the six months ended June 30, 2026 and 2025, respectively. Interest income is included in other income (expense), net in the accompanying condensed consolidated statements of operations.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Equity securities
Bitcoin exchange traded fund
Any unrealized gains (losses) on the Company’s Bitcoin exchange traded fund, classified as an equity security, are attributable to changes in the fair value of Bitcoin. The fair market value of this investment is directly driven by the price of Bitcoin and therefore is volatile in nature, but is not driven by credit specific factors and thus no expected credit losses have been recorded on the investment in any period presented.
Unrealized gains (losses) recognized on the Bitcoin exchange traded fund equity investment held were $(7.7) million and $21.3 million for the three months ended June 30, 2026 and 2025, respectively, and $(24.3) million and $12.0 million for the six months ended June 30, 2026 and 2025, respectively.
Note 4. Fair Value Measurements
The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

As of June 30, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,291	$—	$—	$3,291
Commercial paper	—	105,197	—	105,197
Corporate bonds	—	1,065	—	1,065
Total cash equivalents	$3,291	$106,262	$—	$109,553
Marketable securities:
U.S. agency securities	$—	$99,243	$—	$99,243
U.S. treasury securities	—	512,807	—	512,807
Commercial paper	—	83,845	—	83,845
Corporate bonds	—	476,055	—	476,055
Bitcoin exchange traded fund	49,343	—	—	49,343
Total marketable securities	$49,343	$1,171,950	$—	$1,221,293
Digital assets, current
USDC	$15,820	$—	$—	$15,820
Digital assets, non-current
Bitcoin	$10,115	$—	$—	$10,115

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
Strategic investments
As of June 30, 2026, the Company holds $17.8 million of strategic investments, included in Other assets on the condensed consolidated balance sheets, that consist of non-marketable equity investments in privately held companies in which the Company does not have a controlling interest. These investments do not have readily determinable fair values and are accounted for under the measurement alternative. Accordingly, they are measured at cost, less impairment, if any, and adjusted for observable price changes resulting from orderly transactions involving identical or similar investments of the same issuer during the period. These investments are classified within Level 3 in the fair value hierarchy. Changes to the carrying value of strategic investments are recorded through Other income, net in the condensed consolidated statements of operations. The tables above exclude the carrying values of strategic investments. The Company’s strategic investments were $13.0 million as of December 31, 2025.
The Company had no transfers between levels of the fair value hierarchy during any period presented.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Computer equipment	$7,031	$6,158
Furniture and fixtures	6,523	6,241
Leasehold improvements	5,918	5,487
Capitalized internal-use software development costs	24,053	18,687
Construction in progress	16,418	1,433
Total property and equipment	59,943	38,006
Accumulated depreciation and amortization	(21,622)	(18,010)
Property and equipment, net	$38,321	$19,996
Depreciation expense related to property and equipment, amounts capitalized as internal-use software development costs, and the related amortization expense were not material for the three and six months ended June 30, 2026 and 2025.
The net carrying value of capitalized internal-use software development costs was $15.7 million and $12.8 million as of June 30, 2026 and December 31, 2025, respectively.
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
As of June 30, 2026, the Company had no amounts or letters of credit issued and outstanding under the Revolving Credit Facility. The Company’s total available borrowing capacity under the Revolving Credit Facility was $500.0 million as of June 30, 2026. As of June 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 7. Commitments and Contingencies
Hosting commitments and other significant non-cancelable purchase commitments
As of June 30, 2026, the Company had significant non-cancelable purchase commitments, which primarily consisted of future minimum non-cancelable payment obligations related to hosting, technical infrastructure, and other service arrangements that support the general business operations of the Company. Future minimum payments under these commitments as of June 30, 2026 were $556.4 million, of which $184.8 million was due within the next twelve months.
Lease commitments
On March 12, 2026, the Company executed a commitment to enter into a lease for office space in London, United Kingdom. The contractual term of the lease will be six years from the commencement date. Total undiscounted future minimum lease payments are estimated to be $44.1 million, which are excluded from the table below as the lease had not commenced as of June 30, 2026.
Future minimum lease payments as of June 30, 2026 were as follows:

Amount
Remainder of 2026	$8,526
2027	17,707
2028	16,845
2029	9,861
2030	9,656
Thereafter	22,636
Total undiscounted future minimum lease payments	85,231
Less: present value discount	(12,611)
Total discounted future minimum lease payments	72,620
Less: prepaid rent	(1,656)
Less: tenant improvement allowances	(3,213)
Total operating lease liabilities	$67,751
Letters of credit
As of June 30, 2026 the Company had a total of $9.8 million in unsecured letters of credit outstanding related to leased office spaces. The letters of credit renew annually and include auto-extensions with various dates through 2033.
Legal matters
The Company is, and may in the future become, a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
incurred and the amount of loss or range of loss can be reasonably estimated. The Company believes that resolution of pending matters is not likely to have a material adverse impact on its condensed consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. The Company did not have any material liabilities in the condensed consolidated financial statements as a result of legal matters as of June 30, 2026 and December 31, 2025.
Indemnification and warranties
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs nor has it accrued any liabilities in its condensed consolidated financial statements as a result of these obligations.
Certain of the Company’s product offerings include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that the Company fails to meet those levels. As of June 30, 2026 and December 31, 2025, the Company has not accrued for any liabilities in the condensed consolidated financial statements as a result of these service-level agreements.
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
Note 8. Stockholders’ Equity
Class A, Class B, and Class C common stock
As of June 30, 2026, the Company had three classes of common stock authorized (Class A common stock, Class B common stock, and Class C common stock) and had two classes of common stock outstanding (Class A common stock and Class B common stock).
During the three and six months ended June 30, 2026, 4.8 million and 5.6 million shares of Class B common stock were converted into shares of Class A common stock, respectively. No shares of Class B common stock were converted into shares of Class A common stock during the three and six months ended June 30, 2025.
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

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Stock-based compensation expense recognized related to the 2025 ESPP during the three and six months ended June 30, 2026 was not material. As of June 30, 2026, amounts withheld on behalf of employees for future purchases under the 2025 ESPP due to the timing of payroll deductions were not material. During the three and six months ended June 30, 2026, the Company’s employees purchased 0.7 million shares of its Class A common stock under the 2025 ESPP. The shares were purchased at a purchase price of $19.48 per share, with net proceeds to the Company of $13.1 million.
Equity incentive plans
Prior to the IPO, the Company maintained two equity incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2021 Executive Equity Incentive Plan (the “2021 Plan”). In connection with the IPO and the adoption of the 2025 Equity Incentive Plan (the “2025 Plan”), the Company ceased granting awards under the 2012 Plan and the 2021 Plan.
Stock options
No stock options were granted under the 2012 Plan, the 2021 Plan, or the 2025 Plan during the six months ended June 30, 2026 and 2025. A summary of stock option activity and weighted-average exercise prices under the 2012 Plan and related information for the six months ended June 30, 2026 is as follows:

	Number of stock options outstanding under the 2012 Plan	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	13,272	$9.21	1.1	$373,724
Options exercised	(7,626)	6.16	—	—
Options forfeited	(3)	0.34	—	—
Outstanding as of June 30, 2026	5,643	$13.34	1.3	$43,236
Vested and exercisable as of June 30, 2026	5,643	$13.34	1.3	$43,236
As of June 30, 2026, there was no unrecognized stock-based compensation related to outstanding stock options.
The following table summarizes information about the value of options exercised during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Intrinsic value of options exercised	$6,164	$1,939	$168,506	$5,416
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
Included in the total number of common stock outstanding as of June 30, 2026 are 1.3 million shares of Class A common stock underlying RSAs that are subject to vesting, which are not considered outstanding for accounting purposes until they vest.
As of June 30, 2026, the Company had total unrecognized stock-based compensation expense related to RSAs of $49.3 million, which will be recognized over a weighted-average remaining requisite service period of 3.2 years.
RSUs
The fair value of restricted stock units (“RSUs”) is determined using the fair value of the Company’s common stock on the date of grant. As discussed above, in connection with the IPO and effectiveness of the 2025 Plan in July 2025, the Company ceased granting awards under the 2012 Plan. The following table summarizes the activity for the Company’s unvested RSUs under the 2012 Plan and the 2025 Plan during the six months ended June 30, 2026, excluding the CEO equity awards described below:

	Number of RSUs outstanding under the 2012 Plan and 2025 Plan	Weighted-average grant date fair value per share
Unvested at December 31, 2025	53,240	$32.32
RSUs granted	28,113	20.69
RSUs released/settled	(9,428)	27.88
RSUs forfeited	(6,441)	28.76
Unvested at June 30, 2026	65,484	$28.32

Excluding the CEO equity awards described below, the total fair value of RSUs vested as of their respective vesting dates was $100.4 million and $237.6 million for the three and six months ended June 30, 2026, respectively. The total fair value of RSUs vested during the three and six months ended June 30, 2025 was immaterial.
Excluding the CEO equity awards described below, the Company had total unrecognized stock-based compensation expense related to RSUs of $1.4 billion as of June 30, 2026, which will be recognized over a weighted-average remaining requisite service period of 3.4 years.
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
			11,250
The performance period for each tranche began on the first trading day following the IPO, and ended on the date on which all shares subject to the 2021 CEO Market Award were vested in September 2025. The Company determined that each of the three public market capitalization targets was achieved in September 2025, and therefore 11.3 million shares were vested upon the achievement date as the service-based vesting condition for the award had been met prior to the IPO. 50% of the vested shares were settled during the year ended December 31, 2025 and the remaining 50% of the vested shares were settled during the six months ended June 30, 2026.
As of December 31, 2025 and June 30, 2026, there was no remaining unrecognized stock-based compensation expense related to the 2021 CEO Market Award.
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
The Company has determined that the stock price targets with respect to the first three tranches of the 2025 CEO Stock Price Award were achieved during the year ended December 31, 2025. None of the stock price targets for the remaining tranches were achieved during the six months ended June 30, 2026. The shares related to the first three tranches are subject to an on-going service requirement and will vest and be settled in seven substantially equal installments on each of the first seven anniversaries of the vesting commencement date, as long as Mr. Field is in continuous service to the Company as the Company’s Chief Executive Officer (or, as reasonably determined by the compensation committee of the Board of Directors, as the Company’s Chair, Executive Chair, or another C-suite level officer) through each applicable vesting date. As described further below, in June 2026, Mr. Field voluntarily forfeited the RSUs covering 930,868 shares of Class B common stock that were scheduled to vest and settle on July 1, 2026.
The Company recognized a total of $30.4 million and $60.4 million of stock-based compensation expense during the three and six months ended June 30, 2026, respectively, related to the 2025 CEO Stock Price Award. No stock-based compensation expense was recognized during the three and six months ended June 30, 2025. As of June 30, 2026, the Company had $281.6 million of total unrecognized stock-based compensation related to the 2025 CEO Stock Price Award, which will be recognized on an accelerated attribution basis over a remaining weighted-average service period of approximately 3.8 years.
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
As described further below, in June 2026, Mr. Field voluntarily forfeited the RSUs covering 1,448,017 shares of Class B common stock that were scheduled to vest and settle on July 1, 2026.
The Company recognized stock-based compensation of $23.1 million and $45.9 million related to the 2025 CEO Service Award during the three and six months ended June 30, 2026, respectively, and $0.3 million during the three and six months ended June 30, 2025. As of June 30, 2026, the Company had

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
$371.2 million in remaining unrecognized stock-based compensation related to the award that will be recognized over the remaining requisite service period of 4.0 years.
Partial Forfeiture of CEO Equity Awards
In June 2026, Mr. Field voluntarily forfeited, for no consideration, (i) RSUs covering 930,868 shares of Class B common stock subject to the 2025 CEO Stock Price Award and (ii) RSUs covering 1,448,017 shares of Class B common stock subject to the 2025 CEO Service Award, that were scheduled to vest on July 1, 2026 (the “Forfeited Shares”). The remaining tranches and applicable future vestings under the 2025 CEO Stock Price Award and the 2025 CEO Service Award are unaffected and continue to be governed by their applicable terms. No replacement awards were granted or issued, nor did the Company enter into any agreements for future replacement awards, in connection with the voluntary forfeiture. No adjustment to stock-based compensation expense was recorded. The Forfeited Shares will be added to the shares reserved under the 2025 Plan as Class A common stock available for future issuance.
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
For the three and six months ended June 30, 2026, diluted net loss per share is the same as basic net loss per share as there was no net income attributable to common stockholders, and as a result, the inclusion of all potential common shares outstanding would have been antidilutive.
For the three and six months ended June 30, 2025, diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the if-converted method for the Company’s outstanding convertible preferred stock, the treasury stock method for the Company’s other potentially dilutive securities, and is ultimately reflected as the more dilutive of the two-class method or these methods prescribed.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The following table sets forth the computation of the basic and diluted net income (loss) per share attributable to common stockholders during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(112,152)	$846	$(254,553)	$21,777
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	527,460	215,062	525,542	214,973
Net income (loss) per share, basic	$(0.21)	$—	$(0.48)	$0.10
Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(112,152)	$846	$(254,553)	$21,777
Reallocation of net income to common stockholders considering potentially dilutive securities	—	34	—	856
Net income (loss) attributable to common stockholders considering potentially dilutive securities	$(112,152)	$880	$(254,553)	$22,633
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share, basic	527,460	215,062	525,542	214,973
Effect of dilutive securities:
Stock options	—	16,351	—	16,152
Warrants	—	260	—	260
RSUs	—	29	—	1
Weighted-average shares outstanding used in computing net income (loss) per share, diluted	527,460	231,702	525,542	231,386
Net income (loss) per share, diluted	$(0.21)	$—	$(0.48)	$0.10
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee share-based awards(1)	63,189	57,634	57,670	56,930
Unvested RSAs	1,360	623	1,411	354
CEO equity awards(2) (3)	28,773	19,443	28,867	19,285
Stock options	6,227	—	7,433	—
Total	99,549	77,700	95,381	76,569
__________________
(1)For the three and six months ended June 30, 2025, employee share-based awards excluded from the dilutive per share calculation under the two-class method include RSUs subject to a service and performance condition due to the RSUs being contingently issuable as of June 30, 2025, along with certain RSUs subject to only a service condition because the impact would be anti-dilutive. For the three and six months ended June 30, 2026, employee share-based awards excluded from the dilutive per share calculation include RSUs, excluding the CEO equity awards, and shares issuable pursuant to the 2025 ESPP.
(2)For the three and six months ended June 30, 2025, the equity awards excluded from the dilutive per share calculation include the 2021 CEO Market Award and the 2021 CEO Service Award (as defined and described in the Form 10-K), which were excluded due to the awards being contingently issuable as of June 30, 2025.
(3)For the three and six months ended June 30, 2026 and 2025, the CEO equity awards excluded from the dilutive per share calculation include the 2025 CEO Service Award and the 2025 CEO Stock Price Award. See Note 8 “Stockholders’ Equity” for further details.
Note 10. Income Taxes
The Company computed the income tax provision by applying the estimated effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s effective tax rates were as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate	(2.3)%	27.7%	(1.3)%	15.1%
The difference between the U.S. statutory rate and the Company’s effective tax rate for all periods presented was primarily due to the valuation allowances on the Company’s deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets in the United States, including all U.S. state jurisdictions, and foreign jurisdictions as of June 30, 2026, as it is not more likely than not that they will be realized.

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
Geographic areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area which primarily consist of property and equipment, net and operating lease right-of-use assets, and are attributed to a country based on the physical location of the assets. Aggregate property and equipment, net and operating lease right-of-use assets by geographic area was as follows:

	As of
	June 30, 2026	December 31, 2025
United States	$85,600	$73,548
International	15,041	3,859
Total	$100,641	$77,407
No single country outside of the United States accounted for more than 10% of total long-lived assets as of each of June 30, 2026 and December 31, 2025.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$170,794	$116,766	$325,845	$224,229
International	199,289	132,874	377,677	253,610
Total	$370,083	$249,640	$703,522	$477,839
No single country outside of the United States accounted for more than 10% of total revenue for the three and six months ended June 30, 2026 and 2025.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks, and assumptions associated with these statements.
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
With the addition of these new products and increasing AI functionality across our platform, Figma has expanded to help teams go from idea to shipped product all in one place. We believe AI will continue to accelerate this journey by helping users of all skill levels to ideate, iterate, and build faster. Over the last few years we have integrated generative AI and code-related capabilities across our platform, including through AI-powered design generation, agentic workflows, and native code layers. We are continuing to invest in AI so our customers can continue to innovate and push what is possible on our platform. We have also made acquisitions that expand Figma’s capabilities, such as Payload CMS, Inc., a leading open-source headless content management system, and Weavy Inc., now Figma Weave, which brings the world’s leading AI models together with professional editing tools on a single, browser-based canvas.
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

	As of
	June 30, 2026	June 30, 2025
Paid Customers with more than $10,000 in ARR	15,964	11,906
Paid Customers with more than $100,000 in ARR	1,635	1,119
Net Dollar Retention Rate	136%	129%
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

The following table reflects the reconciliation of income (loss) from operations to non-GAAP operating income and non-GAAP operating margin for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except percentages)
Income (loss) from operations	$(117,289)	$2,076	$(254,687)	$41,825
Plus: Stock-based compensation expense	147,554	7,310	316,552	7,507
Plus: Amortization of stock-based compensation included in capitalized internal use software development costs	308	188	566	274
Plus: Employer payroll taxes on employee stock transactions	3,486	—	17,379	—
Plus: Amortization of acquired intangibles from acquisitions	2,034	1,898	6,045	1,898
Plus: Impairment losses on long-lived assets	—	—	2,371	—
Non-GAAP operating income	$36,093	$11,472	$88,226	$51,504
Operating margin	(32)%	1%	(36)%	9%
Non-GAAP operating margin	10%	5%	13%	11%
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

The following table presents our cash flows for the periods presented and a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
Net cash provided by operating activities(1)	$60,893	$62,455	$158,201	$159,632
Less: Capital expenditures	(6,688)	(1,134)	(14,500)	(2,008)
Less: Capitalized internal use software development costs	(995)	(718)	(1,883)	(2,439)
Free Cash Flow	$53,210	$60,603	$141,818	$155,185
Net cash provided by (used in) investing activities	$(6,251)	$(74,826)	$(13,700)	$(33,575)
Net cash provided by (used in) financing activities	$(13,719)	$15,445	$(101,255)	$15,784
Operating Cash Flow Margin(2)	16%	25%	22%	33%
Free Cash Flow Margin(3)	14%	24%	20%	33%
__________________

(1)Net cash provided by operating activities for the six months ended June 30, 2026 includes the impact of a $56.1 million payment under our annual corporate bonus program, accrued during the year ended December 31, 2025, with no comparable payment in the prior year period.
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
AI and Related Costs. As a part of our product innovation, we have made and will continue to make significant investments to integrate AI, including generative AI, into our platform. We expect that the use of AI technologies and our investments to integrate AI into our platform will impact our business, operating results, and financial condition. For example, in the short-term, we expect that our AI investments and use of AI technologies, including spend on AI inference and model training, will impact our cost of revenue, research and development expenses, and sales and marketing expenses, which we expect to negatively impact our gross margins and operating margins. These costs may also fluctuate from period to period as we implement operational and platform changes intended to manage usage and optimize the efficiency of our AI-related spend. Given the newness and rapid development of these technologies, the impacts on our gross margins and operating margins, and our business, operating results, financial condition, and future prospects over the longer term are currently unknown.
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
General and administrative. Our general and administrative expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include general business expenses, professional services fees, software subscription fees, and allocated overhead. We expect to continue to incur additional expenses as a result of operating as a newly public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. Over time, we expect that our general and administrative expenses will increase in absolute dollars relative to our general and administrative expenses prior to 2025, as our business grows. However, we anticipate that general and administrative expenses will decrease as a percentage of revenue over time, although these expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Revenue	$370,083	$249,640	$703,522	$477,839
Cost of revenue(1)	60,472	27,889	129,138	47,341
Gross profit	309,611	221,751	574,384	430,498
Operating expenses(1):
Research and development	167,329	83,052	340,303	152,977
Sales and marketing	154,856	97,701	280,424	166,541
General and administrative	104,715	38,922	208,344	69,155
Total operating expenses	426,900	219,675	829,071	388,673
Income (loss) from operations	(117,289)	2,076	(254,687)	41,825
Other income, net	7,614	36,978	3,289	44,252
Income (loss) before income taxes	(109,675)	39,054	(251,398)	86,077
Provision for income taxes	2,477	10,827	3,155	12,968
Net income (loss)	$(112,152)	$28,227	$(254,553)	$73,109
__________________
(1)Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$2,036	$218	$7,117	$218
Research and development	61,777	5,939	140,802	6,136
Sales and marketing	18,815	544	39,765	544
General and administrative	64,926	609	128,868	609
Total	$147,554	$7,310	$316,552	$7,507

The following tables set forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(As a % of revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	16	11	18	10
Gross profit	84	89	82	90
Operating expenses:
Research and development	45	33	48	32
Sales and marketing	42	39	40	35
General and administrative	28	16	30	14
Total operating expenses	115	88	118	81
Income (loss) from operations	(32)	1	(36)	9
Other income, net	2	15	—	9
Income (loss) before income taxes	(30)	16	(36)	18
Provision for income taxes	1	4	—	3
Net income (loss)	(30)%	11%	(36)%	15%
__________________
(1)Percentages may not foot due to rounding.
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue and Cost of Revenue

	Three Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Revenue	$370,083	$249,640	$120,443	48%
Cost of revenue	60,472	27,889	32,583	117%
Gross profit	$309,611	$221,751	$87,860	40%
Revenue increased by $120.4 million, or 48%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase in revenue was primarily driven by growth and expansion in total Paid Customers, as the number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 34% and 46%, respectively, as of June 30, 2026 compared to the prior year.
Cost of revenue increased by $32.6 million, or 117%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $27.1 million increase in technical infrastructure and hosting costs relating to AI and increased usage of our platform by paid users, and a $2.8 million increase in employee-related costs primarily driven by $2.0 million of stock-based compensation expense and related employer payroll taxes we recognized after and as a result of the completion of our initial public offering (our “IPO”) in July 2025. There was also an increase of $2.3 million in payment processing fees driven by the growth in Paid Customers.
Research and Development

	Three Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Research and development	$167,329	$83,052	$84,277	101%
Research and development expenses increased by $84.3 million, or 101%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $70.8 million increase in employee-related costs primarily driven by $58.1 million of stock-based compensation expense and related employer payroll taxes we recognized after and as a result of the completion of our IPO in July 2025 and increased headcount due to the growth of our business, and a $10.1 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies.
Sales and Marketing

	Three Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Sales and marketing	$154,856	$97,701	$57,155	58%
Sales and marketing expenses increased by $57.2 million, or 58%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $32.4 million increase in employee-related costs primarily driven by $19.0 million of stock-based compensation expense and related employer payroll taxes we recognized after and as a result of the completion of our IPO in July 2025 and increased headcount due to the growth of our business, $13.5 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base and AI-related costs as we continued to roll out our AI offerings to free users during the period, and $5.0 million of higher spend related to marketing and advertising expenses, including due to our annual user conference.
General and Administrative

	Three Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
General and administrative	$104,715	$38,922	$65,793	169%

General and administrative expenses increased by $65.8 million, or 169%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $68.2 million increase in employee-related costs primarily driven by $64.7 million of stock-based compensation expense and related employer payroll taxes we recognized after and as a result of the completion of our IPO in July 2025.
Other income, net

	Three Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Other income, net	$7,614	$36,978	$(29,364)	(79)%
Other income, net decreased by $29.4 million, or 79%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was due to a $26.5 million unfavorable change in the fair value of equity securities, primarily due to a shift from an unrealized gain on our investment in a Bitcoin exchange traded fund during the three months ended June 30, 2025 to an unrealized loss during the three months ended June 30, 2026.
Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Provision for income taxes	$2,477	$10,827	$(8,350)	(77)%
The provision for income taxes decreased by $8.4 million, or 77%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The provision for income taxes recorded for the three months ended June 30, 2026 was primarily due to taxes in foreign jurisdictions. The provision for income taxes recorded in the three months ended June 30, 2025 was primarily due to our estimated U.S. federal taxable income position as of June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue and Cost of Revenue

	Six Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Revenue	$703,522	$477,839	$225,683	47%
Cost of revenue	129,138	47,341	81,797	173%
Gross profit	$574,384	$430,498	$143,886	33%
Revenue increased by $225.7 million, or 47%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in revenue was primarily due to the addition of new Paid Customers, as our number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 34% and 46%, respectively, as of June 30, 2026 compared to the prior year.
Cost of revenue increased by $81.8 million, or 173%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to $60.8 million of higher technical infrastructure and hosting costs relating to AI and increased usage of our platform by paid users, and an $11.5 million increase in employee-related costs driven by $7.6 million of stock-based compensation expense and related employer payroll taxes we recognized after and as a result of the completion of our IPO in July 2025. There was also an increase of $4.7 million in payment processing fees driven by the growth in Paid Customers.
Research and Development

	Six Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Research and development	$340,303	$152,977	$187,326	122%
Research and development expenses increased by $187.3 million, or 122%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $164.1 million increase in employee-related costs driven by $142.9 million of stock-based compensation expense and related employer payroll taxes we recognized after and as a result of the completion of our IPO in July 2025 and increased headcount due to the growth of our business, and a $14.6 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies.

Sales and Marketing

	Six Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Sales and marketing	$280,424	$166,541	$113,883	68%
Sales and marketing expenses increased by $113.9 million, or 68%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $70.7 million increase in employee-related costs primarily driven by $44.0 million of stock-based compensation expense and related employer payroll taxes we recognized after and as a result of the completion of our IPO in July 2025 and increased headcount due to the growth of our business, $21.5 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base and AI-related costs as we continued to roll out our AI offerings to free users during the period, and $10.4 million of higher spend related to marketing and advertising expenses, including due to our annual user conference.
General and Administrative

	Six Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
General and administrative	$208,344	$69,155	$139,189	201%
General and administrative expenses increased by $139.2 million, or 201%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $138.4 million increase in employee-related costs primarily driven by $132.1 million of stock-based compensation expense and related employer payroll taxes we recognized after and as a result of the completion of our IPO in July 2025.
Other income, net

	Six Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Other income, net	$3,289	$44,252	$(40,963)	(93)%
Other income, net decreased by $41.0 million, or 93%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was due to a $33.9 million unfavorable change in the fair value of equity securities, primarily due to a shift from an unrealized gain on our investment in a Bitcoin exchange traded fund during the six months ended June 30, 2025 to an unrealized loss during the six months ended June 30, 2026, and a $5.0 million remeasurement loss on our Bitcoin investment.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Provision for income taxes	$3,155	$12,968	$(9,813)	(76)%
The provision for income taxes decreased by $9.8 million, or 76%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The provision for income taxes recorded in the six months ended June 30, 2026 was primarily due to taxes in foreign jurisdictions. The provision for income taxes recorded in the six months ended June 30, 2025 was primarily due to our estimated U.S. federal taxable income position as of June 30, 2025.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $445.8 million, digital assets, current of $15.8 million, which is comprised of holdings in USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, and marketable securities of $1.2 billion. Our Revolving Credit Facility also serves as a source of liquidity. Cash and cash equivalents are comprised of bank deposits, money market funds, U.S. agency securities, U.S. treasury securities, corporate bonds, and commercial paper. Digital assets, current on the condensed consolidated balance sheets is comprised of USDC. Marketable securities are comprised of commercial paper, U.S. agency securities, U.S. treasury securities, corporate bonds, and a Bitcoin exchange traded fund. The majority of our cash and cash equivalents are held in the United States, with the remainder held in international regions to support our foreign operations. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our products. During the third quarter of 2025, we completed our IPO, in which we issued and sold an aggregate of 12.5 million shares of Class A common stock at a public offering price of $33.00 per share, resulting in net proceeds to us of approximately $393.1 million after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us.
As of June 30, 2026, we held approximately 173 Bitcoins for investment purposes with a fair value of $10.1 million based on observable market prices, which is included within digital assets, non-current on the consolidated balance sheets. We expect to hold these Bitcoins for the long term, but will continue to reassess our Bitcoin investment relative to our balance sheet.
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
As of June 30, 2026, we had no outstanding balance under the Revolving Credit Facility and our total available borrowing capacity under the Revolving Credit Facility was $500.0 million. We were in compliance with all applicable covenants as of June 30, 2026.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$158,201	$159,632
Net cash used in investing activities	(13,700)	(33,575)
Net cash provided by (used in) financing activities	(101,255)	15,784
Net increase in cash, cash equivalents, and restricted cash	$43,246	$141,841
Cash Provided by Operating Activities
Our largest source of operating cash is cash collections from organizations on a paid subscription plan. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and technical infrastructure and hosting costs.
During the six months ended June 30, 2026, operating activities provided $158.2 million in cash. The primary factors affecting our cash flows during this period were our net loss of $254.6 million, adjusted for $373.3 million from non-cash charges, and net cash inflows of $39.4 million from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $316.6 million of stock-based compensation expense, net of amounts capitalized and $20.0 million in unrealized losses from the remeasurement of equity securities. The cash provided from changes in our operating assets and liabilities was primarily due to a $56.6 million decrease in accounts receivable, reflecting an increase in collections and a $31.4 million increase in deferred revenue related to increased billings. These amounts were partially offset by a $43.6 million decrease in accrued compensation and benefits, which includes the impact of a $56.1 million payment under our annual corporate bonus program.
During the six months ended June 30, 2025, operating activities provided $159.6 million in cash. The primary factors affecting our cash flows during this period were our net income of $73.1 million and net cash inflows of $77.0 million from changes in our operating assets and liabilities, adjusted for $9.5 million from non-cash charges. The non-cash charges primarily consisted of $9.7 million of amortization of deferred commissions, $8.7 million of non-cash operating lease costs, $7.5 million of stock-based compensation expense, net of amounts capitalized, and $5.1 million of depreciation and amortization, partially offset by $13.9 million in unrealized gains from the remeasurement of equity securities and $9.0 million in net accretion of discounts on marketable securities. The cash provided from changes in our operating assets and liabilities was primarily due to a $51.8 million increase in deferred revenue related to increased billings, a $19.8 million increase in accrued compensation and benefits as a result of our increased headcount associated with the growth of our business and implementation of a company-wide annual bonus program, and an $8.7 million increase in accrued and other current liabilities. These amounts were partially offset by a $10.3 million increase in other assets.

Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 was $13.7 million, which was primarily due to the purchase of marketable securities of $420.6 million, capital expenditures of $14.5 million, and purchase of intangible assets of $2.8 million, partially offset by proceeds from sales and maturities of marketable securities of $426.3 million.
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
Cash Provided by (Used in) Financing Activities
Net cash used in financing activities during the six months ended June 30, 2026 was $101.3 million, which was primarily due to $161.6 million used to pay the employee portion of taxes related to the net share settlement of equity awards, partially offset by proceeds from option exercises of $47.3 million and proceeds from the issuance of shares of Class A common stock under our 2025 ESPP of $13.2 million.
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
Interest Rate Risk
We had cash and cash equivalents of $445.8 million, digital assets, current of $15.8 million, which is comprised of holdings in USDC, and marketable securities of $1.2 billion as of June 30, 2026. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates would not have had a material impact on our investments in available-for-sale debt securities for the periods presented.
Any borrowings under the Revolving Credit Facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of June 30, 2026, we had no amounts outstanding under the Revolving Credit Facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.

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
Equity Price Risk
We have an investment in a Bitcoin exchange traded fund. The fair value of this investment was $49.3 million as of June 30, 2026. Changes in the fair value of this exchange traded fund are impacted by the volatility of Bitcoin and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the price of the Bitcoin exchange traded fund would not have had a material impact on our condensed consolidated financial statements for the periods presented.
Bitcoin Market Price Risk
Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through other income (expense), net in the condensed consolidated statements of operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material and adverse effect on our financial results in future periods. As of June 30, 2026, the fair value of our Bitcoin investment included within digital assets, non-current on the condensed consolidated balance sheets was $10.1 million. A hypothetical 10% decrease in the price of the Bitcoin investment would not have had a material impact on our condensed consolidated financial statements for the periods presented.

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

Part II. Other Information
Item 1. Legal Proceedings
We are regularly involved in legal proceedings or subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see Note 7 “Commitments and Contingencies–Legal matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•develop new offerings and functionality for our platform and successfully optimize our existing products and services, including through the integration of AI into our platform;
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
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results in any given period to fall below expectations.
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
•changes in the mix of various aspects of our business, including, but not limited to, self-service and sales-led offerings, the proportion of business generated in the United States and internationally, and the adoption rates among our various pricing packages;
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
Although we were founded in October 2012, we have evolved our business and platform significantly since publicly launching our initial product, Figma Design, in 2015, including through the introduction of new offerings. For example, we introduced FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025. Over the last few years we have integrated generative AI and code-related capabilities across our platform, including through AI-powered design generation, agentic workflows, and native code layers. In addition, in March 2025, we implemented significant changes to our pricing, packaging, and billing models. In 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including monthly AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model. Accordingly, we have a limited operating history at our current scale of business, and with our current product offerings and pricing, packaging, and billing models, which makes it difficult to evaluate our current business, future prospects, and other trends. For example, we have experienced periods of expansion in our Net Dollar Retention Rate (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” contained within this Quarterly Report on Form 10-Q). However, we expect our Net Dollar Retention Rate to fluctuate or decline in the future as a result of a number of factors such as the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, our ability to retain our customers, and any changes to the pricing and packaging of our plans. We expect to continue to make significant expenditures related to the development and expansion of our business, including, but not limited to, expenditures related to acquiring new customers, expanding relationships with existing customers, expanding our global footprint, developing and expanding our platform, growing our sales and marketing investments, expanding our operations both domestically and internationally, and integrating AI, including generative AI, into our platform. We also expect to continue to incur expenditures related to legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions or estimates about our future revenue and expenses, or the assumptions underlying such predictions or estimates, may not be as accurate as they would be if we had a longer operating history at our current scale of business, and with our current product offerings and pricing, packaging, and billing models, or if we operated in more predictable or established markets. If our assumptions regarding these risks and uncertainties are incorrect or change due to changing circumstances, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and the trading price of our Class A common stock may be adversely affected. We cannot assure you that we will be successful in addressing these or other challenges we may face in the future.
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

Further, as AI and its integration into software becomes more prevalent and its use cases become more sophisticated, including with respect to our products and the products of our competitors, there could be a decrease in the number of designers, developers, and other collaborators that use our platform if such individuals are able to significantly increase their efficiency through the use of AI capabilities alongside or instead of our platform or if our customers or potential customers reduce the size of their product development, design, and engineering workforces in response to the perceived or actual capabilities of AI to perform work previously completed by human designers, developers, and other collaborators. Such a decrease could reduce the number of seats that customers or potential customers subscribe to, which could lead to a loss of revenue, slower growth, and adversely impact our business, operating results, and financial condition. Our seat-based subscription model may become less aligned with customer value creation as AI automates or consolidates work that historically required multiple users. In response to any industry changes resulting from AI, we may need to make further changes to our pricing, packaging, and billing practices, including potential changes to our seat-based subscription model or to the way we offer and charge for our AI products and features. If we are unable to adapt our pricing and packaging models quickly and effectively, our revenue growth, margins, business, operating results, and financial condition could be negatively impacted.
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
In March 2026, we introduced the ability for third-party AI agents to create and modify real design assets directly in Figma files through our MCP server. Customers may also use, or third parties may develop, tools that automate or orchestrate workflows on our platform (including through browser extensions, plugins, scripts, bots, or other third-party tools). The introduction of AI agents or other third-party tools on our platform could reduce the number of paid seats required for a given level of output, circumvent or undermine our intended pricing and packaging controls, increase platform load, or create fraud and abuse risk. If we are unable to detect and effectively monetize such activity, or if we restrict or limit such tools and customers react negatively, our revenue, margins, growth, and reputation could be adversely affected. In addition, we are evaluating consumption-based pricing and metering mechanisms for our developer platform, such as rate limits and usage-based charges for access to certain application programming interfaces (“APIs”), MCPs, or other programmatic access to our platform. The introduction, adjustment, or deferral of any such pricing or metering approach may not generate the revenue we expect, may accelerate seat-replacement dynamics rather than offset them, and may cause customer dissatisfaction or contract disputes. Any such approach may also increase complexity for our customers and our sales, finance, and support teams, may create disagreement over whether such usage should be charged to a customer, a third-party agent provider, or a third-party model provider, may not align with customer expectations, and may not generate the revenue or margins we expect.
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
If we are unable to accurately measure, attribute, and bill for usage under credit-based, usage-based, or outcome-based billing models, or to provide sufficient transparency and controls over such usage, our business, operating results, financial condition, and future prospects could be adversely affected.
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
Further, adoption of AI products and features by larger organizations may depend on our ability to provide enterprise-grade administrative controls, permissioning, governance, transparency, and policy management. Some of our enterprise customers and prospective enterprise customers require the ability to control which users, groups, teams, or business units can access AI features, which models can be used, how usage is allocated or pooled, how spending is capped or approved, and how outputs and prompts are governed for compliance or security purposes. If we do not provide such controls in a timely manner, or if customers or prospective customers determine that our controls are inadequate for their governance, compliance, procurement, or budgeting requirements, they may delay deployment, limit purchases, reduce usage, or choose competitive offerings, which could adversely affect our business, operating results, financial condition, and future prospects.
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
Our customer retention may decline or fluctuate as a result of various factors, including, but not limited to, their satisfaction with our platform, products, and services and satisfaction with those offered by competitors, our pricing, packaging, and billing models and changes to such models, including our recent and any future pricing changes, broader industry trends, including reductions in the size of product development, design, and engineering workforces driven in response to the perceived or actual capabilities of AI to perform work previously completed by human designers, developers, and other collaborators, and the effects of general economic conditions and uncertainty in financial markets.
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
Historically, a significant portion of our revenue growth has been derived from organic growth that occurs within organizations when new users decide to use our platform based on word-of-mouth recommendations, as opposed to management driven enterprise-wide procurement processes. As we increasingly sell to larger organizations, however, such organizations may have more extensive internal approval requirements and may use administrative controls we provide to inhibit the number of seat upgrades on our platform. This may prevent or delay potential users in those organizations from using our platform, which may delay or prevent the organic growth of potential future customers at the same rate as in historical periods and could cause the costs associated with new customer acquisition to increase in future periods.
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

We have made significant investments to develop, launch, and enhance new products and services, such as FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025, and to integrate generative AI and code-related capabilities across our platform, including through AI-powered design generation, agentic workflows, and native code layers. We intend to continue investing significant resources to develop and launch new products, services, features, and functionality, including enhancements to our platform’s accessibility. If we do not allocate these resources efficiently, effectively, or in an otherwise commercially successful manner, we may not realize the expected benefits of our strategy. There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market adoption to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. For example, we have offered, and expect to continue offering, certain new products and features in beta form, in some cases at no charge to our customers. We may incur substantial costs, including in connection with AI inference and AI-inference related fraud and abuse, infrastructure, and support, in connection with our offerings before, or without ever, generating offsetting revenue from them. It is also possible that products and services developed by others, including, but not limited to, new technologies integrating AI, or products and services developed by competitors that employ a credit-based, usage-based, or outcome-based pricing model, will render our platform and offerings uncompetitive or obsolete. Further, our development efforts with respect to new technologies, offerings, features, and functionality could distract management from current operations, and would divert capital and other resources from our more established offerings. If we do not realize the expected benefits of our investments, our business, operating results, financial condition, and future prospects could be adversely affected.
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
While we have made, and expect to continue to make, significant investments to integrate AI, including generative AI, into our platform, AI technologies are rapidly evolving and there can be no guarantee that our products will remain competitive as new AI technologies are developed, adopted, and integrated into software solutions. We expect that ongoing, and likely increasing, investment will be required over time to continuously improve our use of AI technologies. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying AI. There can be no assurance that the integration of such technologies will enhance our products or services or be beneficial to our business, including, but not limited to, with respect to our efficiency or profitability. Similarly, we cannot guarantee that our investments in the development and integration of AI will be successful or provide an adequate return, including, without limitation, with respect to the amount of time, focus, and staffing directed towards these efforts. Our announced or perceived AI roadmap and product strategy may create heightened expectations among customers and investors, and if we fail to meet those expectations, our business, operating results, financial condition, and future prospects could be adversely affected.
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

Our AI products and features depend on a limited number of third-party model providers or other AI technology partners that may at the same time offer competing products, seek to intermediate end-user relationships directly, influence customer preferences through their own platforms or marketplaces, or otherwise reduce the differentiated value of software companies that build on top of their models. If such providers limit our access, change economic terms, prioritize their own products or strategic partners, or otherwise reduce our ability to differentiate or monetize our offerings, our business, operating results, and financial condition could be adversely affected.
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
Competition in AI-enabled products and workflows may be especially intense with respect to pricing and margins. Certain competitors, including larger platform providers, model providers, AI-native companies, or well-capitalized startups, offer competing AI-powered functionality at very low prices, bundle such functionality into broader offerings, subsidize usage for extended periods, or operate at margins that are lower than those historically associated with our core software products. Such practices may condition customers to expect AI functionality to be included at low or no incremental cost and may make it difficult for us to price our AI products and features, including more AI-native or media-intensive offerings, in a manner that offsets inference, model access, hosting, support, safety, and other associated costs. These risks may be more pronounced for certain newer offerings or workflows that rely more heavily on third-party model usage or that have materially different cost structures than our more established products. If we are unable to compete effectively in this environment or if the economics of our AI products and features are less favorable than those of our historical offerings, our revenue growth, gross margins, operating margins, and financial condition could be adversely affected.
Further, our competitors may incorporate AI into their products more quickly or more successfully than we do, which would impair our ability to compete effectively. Decisions as to whether and how to integrate various AI technologies are difficult and we may choose not to adopt certain technologies or take advantage of certain data sets available to us as a result of ethical, legal, regulatory, or reputational concerns, which could put us at a competitive disadvantage and harm our business, operating results, and financial condition. For example, we, or our customers, may choose, or be required, not to use some high-performing or low-cost open-source models due to security, compliance, export control, sanctions, procurement, or reputational considerations. If our competitors use such models and no comparable alternative is available, we could be at a competitive disadvantage and our business, operating results, and financial condition may be harmed as a result. In the future, we may seek to co-train or otherwise customize AI models with third parties or using additional datasets. Efforts to co-train, fine-tune, or otherwise customize AI models may also require significant expenditures on compute, data preparation, evaluation, experimentation, infrastructure, and personnel, and such efforts may need to be repeated as base models, model providers, customer expectations, or legal and regulatory requirements evolve. These efforts may be costly, may not result in durable performance improvements, may become obsolete more quickly than anticipated, may require us to share or process additional data with third parties or in new environments, and could increase risks related to data rights, privacy, security, confidentiality, intellectual property, regulatory compliance, and partner dependency, any of which could adversely affect our business and reputation.

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
The markets in which we participate are rapidly evolving and highly competitive, and if we do not compete effectively, our business, operating results, and financial condition could be adversely impacted. We face competition from a number of companies, including companies that cater to multiple stages of the design and development process, point tools that address individual parts of the process but can expand to cover more, and design-to-code and AI-driven companies and tools that compress or accelerate steps in the workflow, take a different approach to building digital experiences, or automatically generate and iterate on designs and code through a prompt or with limited human input. We may also face competition from customized or internal solutions used by our customers or potential customers, particularly with AI’s potential to accelerate the ability to develop and deploy new software. Moreover, we expect to continue to face intense competition from current competitors, as well as from new entrants into the market, including as a result of strategic acquisitions and partnerships, increased use of AI in or as an alternative to dedicated design workflows, or evolving user and customer requirements and industry standards. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we may experience a decline in revenue, reduced revenue growth, or a loss of market share, which, individually or collectively, could adversely affect our business, operating results, and financial condition.
Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
•our ability to attract new customers and retain existing customers, expand our platform, or increase adoption of our products and services by new and existing customers;
•market acceptance of our recent, and any future, pricing, packaging, and billing model changes;
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
Certain of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products and services than we can, and they may offer lower pricing than we do or bundle certain competing products and services at lower prices or for free. For example, AI-enabled offerings by large platform companies, AI model providers and other technology providers, whether standalone or embedded in broader platforms, could reduce the perceived value of our standalone offerings and pressure our pricing and market position. Certain of our competitors may also have greater resources for research and development of new technologies, customer support, and to pursue acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer and distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Pricing pressures and increased competition could result in reduced sales, lower margins, or financial losses, or hinder our ability to maintain or improve our competitive market position, any of which could adversely affect our business, operating results, and financial condition.

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
Although we launched our initial product, Figma Design, in 2015, the markets for our products and services, and especially those recently introduced, such as FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025, as well as the generative AI and code-related capabilities integrated across our platform, including AI-powered design generation, agentic workflows, and native code layers, remain relatively new and unproven. Because the markets for our products and services are relatively new and rapidly evolving, it is difficult to predict customer adoption, customer and user demand for our products and services, the size and growth rate of these markets, the entry of competitive products and services, or the success of existing competitive services. It is also difficult to predict the impact of AI on our markets. Any expansion or contraction in our markets depends on a number of factors, including, but not limited to, the cost, performance, and perceived value associated with our platform and the appetite and ability of customers to pay for and subscribe to our platform. Further, even if the overall markets for the type of offerings we provide continue to grow, we face intense competition from larger and more well-established companies, as well as new entrants, and we may not be able to compete effectively, or achieve further widespread market adoption of our platform. If the markets for our platform do not grow to the extent that we anticipate or our platform does not achieve further widespread adoption within the markets in which we operate, our business, operating results, financial condition, and future prospects could be adversely affected.
Our use of AI in our products and services may result in reputational harm, legal liability, competitive risks, and regulatory concerns that could adversely affect our business, operating results, and financial condition.
We have made, and expect to continue to make, significant investments to integrate AI, including generative AI, and machine learning technology into our platform, including as part of our Figma Make product and Figma AI features. Many AI technologies are relatively new and present ethical, legal, regulatory, and reputational challenges. The use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or may violate current or future laws and regulations or contractual commitments. Standards and expectations regarding AI safety, acceptable outputs, and appropriate safeguards are evolving and may differ across our industry, customers, regulators, and the public, including across different geographies, cultures, and political environments, and there may be no consensus on what constitutes safe behavior for a given use case. We may be unable or unwilling to implement controls that satisfy all such expectations. Our decisions about whether and how to restrict or moderate AI outputs, and which AI technologies to use, including with respect to open-source and open-weight models, could result in customer dissatisfaction, reputational harm, or regulatory scrutiny. Certain AI technologies have come under public scrutiny due to allegations that they generate inaccurate, incomplete, or misleading content, introduce unintended biases, and produce other discriminatory or unexpected results, errors, or inadequacies. Consumer and societal attitudes toward AI are evolving and there is a risk that regulators or the public may perceive AI technologies negatively. Concerns about automation, automated decision-making, privacy, security, transparency, and other ethical considerations could deter AI adoption. The insurance coverage we maintain may not extend to all AI-related risks we may face, and may not cover us for all losses for errors or omissions caused by AI.
Further, we generally rely on third-party models for the AI features on our platform. Our ability to continue to use such technologies at scale may be dependent on access to certain limited or specific third-party software and infrastructure providers. We cannot control the availability or pricing of such third-party AI technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. Providers may also experience capacity constraints or prioritize other customers or strategic partners, which could limit the availability or performance of our AI features. If any such third-party AI technologies become incompatible with our platform or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI technologies are offered or terminate their relationship with us, our platform may become less appealing to our customers, and our business, operating results, and financial condition could be adversely impacted. Moreover, the integration of third-party AI models with our platform relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the training data used for such models, and these safeguards may be insufficient. In addition, if our AI features do not provide customers with sufficient administrative controls, transparency, documentation, or governance capabilities, customers may determine that such products and features are not suitable for regulated, security-sensitive, or enterprise use cases, which could reduce adoption, increase contractual disputes, or heighten scrutiny by regulators.
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
Already, certain existing legal regimes, for example, relating to data privacy, regulate certain aspects of AI technologies, and new laws regulating AI technologies have recently entered into force in the United States and the EEA. In the United States, while there is no comprehensive federal AI legislation, a growing number of states have proposed or enacted laws regarding automated decision‑making, algorithmic discrimination, use of AI in employment contexts, and so-called “high‑risk” AI technologies, which may impact our use of AI and AI-powered tools. However, the status of such laws is currently uncertain as the federal government takes steps towards establishing broad federal AI regulation that could preempt all or some state law. Any such additional regulation may impact our ability to develop, use, and commercialize AI technologies in the future.
In Europe, the EU Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the EU market. Once fully implemented, the EU AI Act will have a material impact on the way AI is regulated in the EU, as it applies to companies that develop, use, and/or provide AI in the EU and, depending on the AI use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and imposes substantial fines for breaches. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve, or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operating results, and financial condition. It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our offerings and the way in which we use AI technologies. We may need to expend resources to adjust our products, services, or operating procedures in certain jurisdictions if the laws, regulations, or decisions regarding AI technologies are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting and compliance obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, operating results, and financial condition.
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
•risks related to an acquired company’s development, integration, or use of AI;
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
The imposition of tariffs, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, and financial condition, including as a result of any impact on our customers that may reduce demand for our platform, products, and services. For example, the United States has announced or implemented tariffs on imported goods from most countries, certain of which have been invalidated and replaced with alternative tariff measures that remain subject to ongoing legal challenge. Select countries have announced retaliatory tariffs in response, contributing to volatility in the markets. There can be no assurance that we will be able to mitigate the impacts of the foregoing or any future changes in global trade dynamics on our business.
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

We rely on information technology systems to process, transmit, and store electronic information, including on systems provided by our third-party vendors and service providers. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. Our information technology systems, and those of the third parties on whom we rely, may be subject to damage or interruption from telecommunications problems, data corruption, data errors, software defects or errors, fire, flood, acts of war, terrorism, armed conflicts, global pandemics, natural disasters, power outages, systems disruptions, system conversions, system updates, or human error. We have experienced, and may in the future experience, defects and other performance problems, including the failure of our applications to perform properly, which has led to loss of customer stored files. Our existing monitoring, controls, safety systems, data backup, access protection, user management, contracts with third-party vendors, and information technology emergency planning may not be sufficient to detect or prevent data loss, long-term network outages, or other negative impacts to the usability of our platform. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. While we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of our or our customers’ data hosted on our system. In addition, we may have to upgrade our existing information technology systems or choose to incorporate new information technology systems from time to time in order to support the requirements of our growing and increasingly complex business. Introduction of new technology, or upgrades and maintenance to our existing systems, could result in increased costs or unforeseen problems which may disrupt our operations or reduce our operating efficacy.
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
Our AI credit, usage-based, and rate-limiting systems have experienced, and in the future may continue to experience, defects, errors, or ambiguities, including with respect to usage attribution, balance calculations, limit enforcement, refresh timing, pooled allocations, invoices, or customer-facing reporting. For example, we have experienced, and may continue to experience, errors in the application of AI credits. If these systems fail to operate as intended, customers may be overcharged or undercharged, unexpectedly lose access, consume credits in connection with failed or interrupted outputs, or be unable to understand or verify usage, which could result in credits, refunds, disputes, litigation, regulatory scrutiny, and reputational harm.

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
In addition, certain users, customers, employees, or members of the public at large have disagreed with, or found objectionable, and may in the future continue to disagree with, or find objectionable, business practices or organizational decisions, including, but not limited to, with respect to our pricing, packaging, or billing models, or other actions or comments by members of our team. As a result of these disagreements and any negative publicity associated therewith, we could lose users or customers, including loyal members of our community, or we may have difficulty attracting or retaining employees and such disagreements may divert resources and the time and attention of management from our business. Additionally, with the importance and impact of social media, any negative publicity regarding our policies and practices or organizational decisions or actions by members of our team, including those taken in a personal capacity or unrelated to their roles at our company, may be magnified and reach a large portion of our users, customers, and employees in a very short period of time, which could harm our brand and reputation and adversely affect our business, operating results, and financial condition.
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
Our platform is hosted by Amazon Web Services (“AWS”). Our software is designed to use computing, storage capabilities, bandwidth, and other services provided by AWS. We have experienced, and expect in the future that we may experience from time to time, interruptions, delays, or outages in service availability due to a variety of factors, including issues with service providers like AWS. Depending on severity, future disruptions may also result in data security incidents which are notifiable to stakeholders such as affected individuals and regulators. Capacity constraints could arise from a number of causes such as technical failures, cyberattacks, contagious diseases, terrorist attacks, and natural disasters, fraud, or security attacks. The level of service provided by AWS, or regular or prolonged interruptions in that service, could also impact the use of, and our customers’ satisfaction with, our platform and could harm our business and reputation. In addition, hosting costs are expected to increase over time as our customer base grows, which could adversely affect our business, operating results, and financial condition.
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
In addition to AWS, we also depend on other third-party providers for services that are critical to the operation of our platform and business, including content delivery, identity and access management, payment processing, analytics and monitoring, and certain AI-related services. In particular, we have significant purchase commitments with a limited number of foundational AI model providers and a material portion of our AI features currently depend on models from them. Any of these third-party providers may experience outages, capacity constraints, cybersecurity incidents, business interruptions, or financial distress, may have their models restricted, suspended, or rendered unavailable as a result of export control, sanctions, or other governmental action, or may change pricing, service levels, security or compliance requirements, or contractual terms. If any such provider fails to perform as expected, if our access is limited or terminated, or if we are required to transition to alternative providers on short notice for any reason, we could experience service degradation or outages, delayed product development, increased costs, billing and collections disruption, and customer dissatisfaction, any of which could adversely affect our business, operating results, and financial condition.
Additionally, certain customers may require us to restrict or replace the use of specific third-party AI models in order to continue using our platform, which could increase our costs, delay product rollouts, or reduce our ability to serve such customers. Customer requirements to substitute or exclude specific third-party AI models may arise from regulatory or contractual obligations applicable to our customers, government supply-chain or sanctions actions affecting model providers, or evolving customer policies, and may require us to develop, maintain, and operate redundant model integrations or alternative routing arrangements. We may not be able to implement such substitutions on terms that are commercially reasonable, on the timelines our customers require, or while maintaining feature parity, and any inability to do so could result in lost or curtailed sales, customer dissatisfaction, increased costs, or reputational harm.
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
We primarily derive revenue from sales of subscriptions for access to our platform, which is typically recognized on a ratable basis over the term of the contract subscription period beginning on the date access to our platform is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have monthly or annual contractual terms. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions. Consequently, a decline in subscriptions in any one quarter, whether as a result of fewer or smaller new subscriptions, downsized subscription renewals, or lower subscription renewal rates in the applicable quarter, will not be fully reflected in revenue in that quarter, and will continue to negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions is not reflected in full in our operating results until future periods.
Over time, we may continue to introduce new products and services, or implement new billing models, the revenue for which may be recognized differently than on a ratable basis. We may have reduced visibility into the timing of recognition for such revenue, and may experience volatility in the revenue we recognize from such products and services or under such billing models period-over-period, which may make it more difficult for us to accurately plan and forecast our operating results.
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
Our revenue recognition and operating results may be difficult to predict because of the length and unpredictability of the sales cycle for our platform, particularly as we increasingly sell to larger organizations, governmental entities, highly regulated organizations, and organizations outside of the United States or the technology industry that may have different procurement requirements than our historical customers. For example, we have observed a lengthening of the sales cycle recently for some prospective customers that we attribute to increased sensitivity to information technology security concerns, particularly with respect to products that include AI features or otherwise incorporate AI technologies, such as our platform. In addition, larger customers, governmental entities, and highly regulated organizations frequently have rigorous procurement processes and require considerable time to evaluate, test, and qualify our platform prior to entering into or expanding a relationship with us.
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
Sales to government entities and highly regulated organizations are subject to a number of challenges and risks.
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
•government certification, software supply chain or cybersecurity requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector and to highly regulated organizations until we have attained the revised certification or meet other new requirements (for example, although we are currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance and if we lose our authorization, it will restrict our ability to sell to government entities; further, the U.S. federal government recently identified Anthropic PBC (“Anthropic”) as a supply chain risk and directed all federal agencies to cease use of Anthropic’s products, including Claude, the large language model on which we have built the AI features embedded in our governmental offerings, and, although the implementation of this directive has been the subject of ongoing litigation and is currently enjoined as to government entities, if a government-wide ban of Anthropic is upheld in whole or in part and we are unable to find a suitable replacement on a timely basis, on competitive terms, or at all, our sales to governmental entities and highly regulated organizations could suffer, and even if the ongoing litigation is resolved in Anthropic’s favor that may not fully restore customer confidence or reverse contracting decisions made by affected governmental entities and highly regulated organizations prior to such resolution);
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
Competition for highly skilled personnel is intense, especially in markets such as the San Francisco Bay Area, London, and New York City where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the technology industry, and the software industry more specifically, is also subject to substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software and related services. This is especially true in the market for AI talent, which remains extremely competitive. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications at a suitable cost, and this risk may be exacerbated by factors related to, among other things, increased recruiting efforts by other companies and volatility in the price of our Class A common stock. We have in the past used, and expect to continue to use, stock-based compensation to recruit and retain qualified employees. If we were to decrease the amount of stock-based compensation that is granted to employees, or otherwise make changes to our compensation philosophy, we may have difficulty hiring and retaining qualified individuals. Even if we are able to recruit and retain qualified personnel, the cost of doing so may impact our profitability and our ability to meet the expectations of investors and analysts. We also invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them and increases our costs. Further, the labor market is subject to external factors that are beyond our control, including, but not limited to, our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics, and workforce participation rates. Should our competitors recruit our employees, our level of expertise and ability to execute our business plan would be negatively impacted.
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

In addition, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our products and services, including, but not limited to, environmental sustainability, climate change, human capital, and employment matters. In particular, we face challenges inherent in effectively and efficiently managing a workforce across a large number of jurisdictions, many of which have differing labor law requirements, including the need to implement appropriate systems, policies, benefits, and compliance programs. If areas of our workforce were to organize, we may face operational constraints, which could adversely impact our culture, business, operating results, and financial condition. To our knowledge, none of our employees in the United States are currently represented by a labor union. Certain of our employees outside of the United States are in the process of establishing, and an increasing number may in the future become subject to, mandatory works council, employee representation, or collective bargaining arrangements in accordance with local laws or sector-wide collective agreements, including in jurisdictions where we have established or are establishing direct employment relationships in place of professional employer organization arrangements. These challenges are accentuated by the use and proliferation of emerging technologies within our business, including AI-related technologies, the regulation of which is becoming increasingly complex, including with respect to labor laws and hiring practices. Compliance with such laws, regulations, and policies may require significant investment and expense. Further, if we fail to implement the necessary programs, frameworks and principles for compliance, our reputation, business, operating results, and financial condition may be adversely affected.
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
From time to time, we have and may in the future be subject to claims, suits, and other legal proceedings. Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our business, operating results, financial condition, and future prospects. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that would adversely affect our business, operating results, financial condition, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results, financial condition, and future prospects.
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

Under currently applicable rules and regulations, we expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. We also expect that we will be required to include an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation and management reporting requirements of Section 404 of the Sarbanes-Oxley Act that will apply starting with our second Annual Report on Form 10-K. However, the SEC has proposed amendments to its filer status framework that, if adopted in their current form, could delay the timing of our transition out of emerging growth company status and extend certain accommodations currently available to us as an emerging growth company beyond such transition, including the exemption from these auditor attestation requirements. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and future prospects. We have hired and expect to continue to hire additional employees to assist us in complying with these requirements, and we may also engage outside consultants, either of which will increase our operating expenses.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, equity, the fair value of our Class A common stock prior to our IPO, and the amount of revenue and expenses, including stock-based compensation, that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include, but are not limited to, those related to stock-based compensation, including the estimation of the underlying fair value of common stock prior to our IPO, the estimation of the fair value of market-based awards, reserves for uncertain tax positions, and the realizability of deferred tax assets. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, potentially resulting in a decline in the market price of our Class A common stock.
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
We cannot predict the prices at which our Class A common stock will continue to trade. The market price of our Class A common stock depends on a number of factors, including, but not limited to, those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating results. In addition, the current limited public float of our Class A common stock will tend to increase the volatility of the trading price of our Class A common stock, which may be further increased due to retail investor interest, until the expiration of the Extended Lock-Up Period, as defined and described further below. Since our IPO, the trading price of our Class A common stock has experienced significant volatility. For example, our Class A common stock has traded as high as $124.63 per share on the first day of trading following our IPO and, during the three months ended June 30, 2026, traded as low as $16.60 per share. The trading price of our Class A common stock may continue to be volatile and decline further, including for reasons unrelated to our operating performance, such as valuation compression due to investor sentiment regarding software, AI, or obsolescence risk. You may not be able to resell your shares at or above the price you paid for them, and could lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, the following:
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
•the expiration of contractual lock-up agreements and sales of shares of our Class A common stock by us or our stockholders;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet financial analysts’ estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments in AI;
•market or analyst focus on seat count, seat growth, or other per-seat metrics as a perceived indicator of the impact of AI agents on demand for seat-based software;
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
•actual or rumored actions instituted by activist stockholders or others, and our response to such actions;
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
As of June 30, 2026, Mr. Field and Evan Wallace, our other co-founder, collectively held substantially all of the issued and outstanding shares of our Class B common stock. Moreover, pursuant to an irrevocable proxy granted by Mr. Wallace and the Wu-Wallace Family Trust (the “Wallace Proxy”), an affiliate of Mr. Wallace, to Mr. Field, Mr. Field has the complete and unlimited authority to act, in his sole discretion, on their behalf, to vote any number of shares of our capital stock, owned or beneficially held by them at any time and from time to time (the “Wallace Proxy Shares”) on all matters submitted to a vote of stockholders at a meeting of stockholders or through the solicitation of a written consent of stockholders and for any contractual voting rights that may be applicable to the Wallace Proxy Shares.
As of June 30, 2026, Mr. Field held approximately 70.8% of the voting power of our outstanding capital stock, including 20.7% of the voting power subject to the Wallace Proxy, which voting power may increase over time upon the exercise or settlement of equity awards held by Mr. Field. As a result, Mr. Field is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Field may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. In addition, we and Mr. Field are party to a Nominating Agreement under which we and Mr. Field are required to take certain actions to include Mr. Field in the slate of nominees nominated by our Board of Directors for the applicable class of directors (or the full Board of Directors, if the Board of Directors is not classified at such time), include him in our proxy statement, cause our Board of Directors, subject to their fiduciary duties, to recommend in favor of Mr. Field’s election or re-election to our Board of Directors and solicit proxies or consents in favor of electing Mr. Field to our Board of Directors.
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
(c)27.5% of the aggregate number of shares of Class A common stock held by the Extended Lock-Up Holders (approximately 61.1 million shares) were released and became available for transfer, distribution, or sale at the discretion of the Extended Lock-Up Holders beginning at the commencement of trading on May 18, 2026; and
(d)we expect that the remainder of the shares of Class A common stock held by the Extended Lock-Up Holders (approximately 77.7 million shares) will be released and may be transferred, distributed, or sold at the discretion of the Extended Lock-Up Holders and the Extended Lock-Up Period will terminate at the commencement of trading on August 7, 2026.
When the Extended Lock-Up Period expires, the Extended Lock-Up Holders will be able to sell our shares in the public market, subject to compliance with Rule 144 under the Securities Act. Sales of a substantial number of such shares upon expiration of the Extended Lock-Up Period, or the perception that such sales may occur, could cause the market price of Class A common stock to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
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
In June 2026, Mr. Field voluntarily forfeited, for no consideration, the portions of the 2025 CEO Service Award and the 2025 CEO Stock Price Award (each as defined and described further in Note 8 “Stockholders’ Equity—RSUs” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) that were expected to settle in July 2026. The remaining portions of the 2025 CEO Stock Price Award and 2025 CEO Service Award are unaffected and will vest and settle from time to time in accordance with the terms of the applicable award, in each case so long as Mr. Field continues to provide qualifying service to us as of the applicable vesting dates. To the extent shares subject to Mr. Field’s awards are net settled, the settlement could result in significant cash expenditures by us. Alternatively, to the extent we use the sell-to-cover method for settlement, the settlement will result in dilution to our stockholders and could increase volatility in the trading price of our Class A common stock.
As of June 30, 2026, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 5,643,150 shares of Class A common stock and 65,483,635 shares of Class A common stock, respectively. In addition, as of June 30, 2026, we had RSUs outstanding that, if fully vested and settled, would result in the issuance of 26,581,453 shares of Class B common stock. All of the shares of Class A common stock issuable upon the exercise or settlement of stock options or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
We could be an emerging growth company for up to five years following the completion of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which, under currently applicable rules and regulations, occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. However, the SEC has proposed amendments to its filer status framework that, if adopted in their current form, could delay the timing of our transition out of emerging growth company status or extend certain accommodations currently available to us as an emerging growth company beyond such transition.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an emerging growth company or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
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
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Executive Officer Transition
Effective August 5, 2026, Kris Rasmussen will transition from his current role as Chief Technology Officer to the role of Chief Architect. Mr. Rasmussen will remain employed by Figma. Based on the duties and responsibilities of his new role, Mr. Rasmussen will no longer be an “officer” for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.
Director and Officer Trading Arrangements
During the three months ended June 30, 2026, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On June 23, 2026, Dylan Field, our Co-Founder, President, Chief Executive Officer, and Chair of our Board of Directors, terminated his trading plan which was adopted on August 4, 2025 (the “2025 Field Diversification Plan”), and was scheduled to expire on the earlier of November 30, 2026, the completion of all transactions subject to the 2025 Field Diversification Plan, or the occurrence of certain other events set forth therein. The 2025 Field Diversification Plan previously permitted the potential sale of up to (i) 2,000,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by Mr. Field, (ii) 500,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by an investment entity, which is associated with Mr. Field, and (iii) 567,662 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by a grantor annuity trust, which is associated with Mr. Field.
On June 23, 2026, Mr. Field also terminated his trading plan which was adopted on March 1, 2026 (the “2026 Field Diversification Plan”), and was scheduled to expire on the earlier of August 31, 2027, the completion of all transactions subject to the 2026 Field Diversification Plan, or the occurrence of certain other events set forth therein. The 2026 Field Diversification Plan previously permitted the potential sale of up to (i) 750,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by Mr. Field and (ii) 250,000 shares of our Class A common stock issuable upon the conversion of shares of our Class B common stock held directly by an investment entity, which is associated with Mr. Field.
On May 21, 2026, Tyler Herb, our Chief Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Herb Diversification Plan”) providing for the potential sale of up to 65,688 shares of our Class A common stock held directly by Mr. Herb. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the 2026 Herb Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the 2026 Herb Diversification Plan as of the date of the applicable order. The 2026 Herb Diversification Plan will not commence trading until Mr. Herb’s predecessor trading plan, dated August 5, 2025, has terminated pursuant to its terms and applicable cooling-off periods have been met. The actual number of shares that will be sold under the 2026 Herb Diversification Plan will be reduced by the number of shares sold or withheld to satisfy tax withholding obligations incurred upon the vesting and settlement of equity awards subject to the 2026 Herb Diversification Plan. The number of shares to be sold or withheld to satisfy such tax withholding obligations is not known at this time. The duration of the 2026 Herb Diversification Plan is until the earlier of August 20, 2027, the completion of all transactions subject to the 2026 Herb Diversification Plan, or the occurrence of certain other events set forth therein.
On May 29, 2026, Brendan Mulligan, our General Counsel and Secretary, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Mulligan Diversification Plan”) providing for the potential sale of up to 780,811 shares of our Class A common stock held directly by Mr. Mulligan. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the 2026 Mulligan Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the 2026 Mulligan Diversification Plan as of the date of the applicable order. The 2026 Mulligan Diversification Plan will not commence trading until Mr. Mulligan’s predecessor trading plan, dated August 5, 2025, has terminated pursuant to its terms and applicable cooling-off periods have been met. The actual number of shares that will be sold under the 2026 Mulligan Diversification Plan will be reduced by the number of shares sold or withheld to satisfy tax withholding obligations incurred upon the vesting and settlement of equity awards subject to the 2026 Mulligan Diversification Plan. The number of shares to be sold or withheld to satisfy such tax withholding obligations is not known at this time. The duration of the 2026 Mulligan Diversification Plan is until the earlier of May 28, 2027, the completion of all transactions subject to the 2026 Mulligan Diversification Plan, or the occurrence of certain other events set forth therein.
On May 30, 2026, Kristopher Rasmussen, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Rasmussen Diversification Plan”) providing for the potential sale of up to 1,000,000 shares of our Class A common stock held directly by Mr. Rasmussen. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the 2026 Rasmussen Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the 2026 Rasmussen Diversification Plan as of the date of the applicable order. The 2026 Rasmussen Diversification Plan will not commence trading until Mr. Rasmussen’s predecessor trading plan, dated August 6, 2025, has terminated pursuant to its terms and applicable cooling-off periods have been met. The duration of the 2026 Rasmussen Diversification Plan is until the earlier of September 1, 2027, the completion of all transactions subject to the 2026 Rasmussen Diversification Plan, or the occurrence of certain other events set forth therein.
On May 18, 2026, Lynn Vojvodich Radakovich, a member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “2026 Vojvodich Diversification Plan”) providing for the potential sale of up to 307,074 shares of our Class A common stock issuable upon the exercise of stock options held by Ms. Vojvodich Radakovich. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the 2026 Vojvodich Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the 2026 Vojvodich Diversification Plan as of the date of the applicable order. The 2026 Vojvodich Diversification Plan will not commence trading until Ms. Vojvodich Radakovich’s predecessor trading plan, dated September 11, 2025, has terminated pursuant to its terms and applicable cooling-off periods have been met. The duration of the 2026 Vojvodich Diversification Plan is until the earlier of July 18, 2027, the completion of all transactions subject to the 2026 Vojvodich Diversification Plan, or the occurrence of certain other events set forth therein.

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

FIGMA, INC.

Date: August 5, 2026	By:	/s/ Dylan Field
Dylan Field
Chief Executive Officer and President

Date: August 5, 2026	By:	/s/ Praveer Melwani
Praveer Melwani
Chief Financial Officer

Date: August 5, 2026	By:	/s/ Tyler Herb
Tyler Herb
Chief Accounting Officer