Form 10-Q
period 2026-09-30
Figma, Inc.
filed 2026-11-04
CIK 1579878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 30, 2026, the registrant had outstanding 457,738,092 shares of Class A common stock, 77,896,256 shares of Class B common stock, and no shares of Class C common stock, each with a par value of $0.00001.

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
•general economic conditions in the United States and globally, including the effects of the imposition of trade barriers, tariffs, and other protectionist measures, geopolitical instability, warfare, and uncertainty, including the effects of geopolitical conflicts, inflation, interest rates, changes in investment and spending environments, actual or perceived global banking and finance-related issues, and foreign currency exchange rates;
•our ability to operate and grow our business in light of macroeconomic uncertainty;
•increased expenses associated with being a public company, including as a result of becoming a large accelerated filer and ceasing to be an emerging growth company; and
•other statements regarding our future operations, financial condition, prospects, and business strategies.
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
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements do not reflect the potential impact of any future acquisitions, restructurings, mergers, dispositions, joint ventures, partnerships, or investments we may make.
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

Part I. Financial Information
Item 1. Financial Statements
FIGMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for par value)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$508,034	$403,469
Digital assets, current	15,949	15,575
Marketable securities	1,212,244	1,252,474
Accounts receivable, net	213,094	247,915
Prepaid expenses and other current assets	118,184	85,267
Total current assets	2,067,505	2,004,700
Property and equipment, net	43,051	19,996
Intangible assets, net	11,137	19,083
Digital assets, non-current	14,434	15,116
Goodwill	101,396	101,396
Operating lease right-of-use assets	94,512	57,411
Restricted cash	9,800	9,799
Other assets	148,867	120,706
Total assets	$2,490,702	$2,348,207
Liabilities and stockholders’ equity
Accounts payable	$19,977	$4,502
Accrued and other current liabilities	93,781	66,535
Accrued compensation and benefits	84,451	107,105
Operating lease liabilities, current	19,397	2,630
Deferred revenue	626,574	595,334
Total current liabilities	844,180	776,106
Operating lease liabilities, non-current	84,742	55,845
Other non-current liabilities	17,998	5,615
Total liabilities	946,920	837,566
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.00001 par value per share; 200,000 shares authorized; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Blockchain common stock, $0.00001 par value per share; 100,000 shares authorized; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.00001 par value per share; 10,000,000 shares authorized; 457,154 and 432,140 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Class B common stock, $0.00001 par value per share; 350,000 shares authorized; 77,896 and 80,903 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class C common stock, $0.00001 par value per share; 1,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	3,330,106	2,950,007
Accumulated other comprehensive income (loss)	(7,054)	4,003
Accumulated deficit	(1,779,274)	(1,443,373)
Total stockholders’ equity	1,543,782	1,510,641
Total liabilities and stockholders’ equity	$2,490,702	$2,348,207
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$391,415	$274,173	$1,094,937	$752,012
Cost of revenue(1)	76,975	83,884	206,113	131,225
Gross profit	314,440	190,289	888,824	620,787
Operating expenses(1):
Research and development	205,202	680,885	545,505	833,862
Sales and marketing	130,655	274,759	411,079	441,300
General and administrative	97,748	371,425	306,092	440,580
Total operating expenses	433,605	1,327,069	1,262,676	1,715,742
Loss from operations	(119,165)	(1,136,780)	(373,852)	(1,094,955)
Other income, net	47,286	29,305	50,575	73,557
Loss before income taxes	(71,879)	(1,107,475)	(323,277)	(1,021,398)
Provision for (benefit from) income taxes	9,469	(10,460)	12,624	2,508
Net loss	$(81,348)	$(1,097,015)	$(335,901)	$(1,023,906)
Net loss attributable to common stockholders	$(81,348)	$(1,097,015)	$(335,901)	$(1,023,906)
Net loss per share, basic and diluted	$(0.15)	$(2.72)	$(0.64)	$(3.68)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders, basic and diluted	532,417	403,212	527,859	278,409
__________________
(1) Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$3,565	$42,987	$10,682	$43,205
Research and development	85,446	585,747	226,248	591,883
Sales and marketing	13,533	185,503	53,298	186,047
General and administrative	56,042	324,095	184,910	324,704
Total	$158,586	$1,138,332	$475,138	$1,145,839

See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(81,348)	$(1,097,015)	$(335,901)	$(1,023,906)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities	(4,480)	930	(11,057)	2,118
Comprehensive loss	$(85,828)	$(1,096,085)	$(346,958)	$(1,021,788)
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at June 30, 2026	530,572	$4	3,178,403	$(2,574)	$(1,697,926)	$1,477,907
Exercise of stock options	1,890	—	42,138	—	—	42,138
Repurchases of common stock	(22)	—	—	—	—	—
Stock-based compensation	—	—	158,586	—	—	158,586
Issuance of common stock upon release of restricted stock units	4,703	—	—	—	—	—
Shares withheld for taxes upon release of equity awards	(2,093)	—	(49,021)	—	—	(49,021)
Other comprehensive loss	—	—	—	(4,480)	—	(4,480)
Net loss	—	—	—	—	(81,348)	(81,348)
Balance at September 30, 2026	535,050	$4	$3,330,106	$(7,054)	$(1,779,274)	$1,543,782

	Three Months Ended September 30, 2025
	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	245,999	$329,441	216,653	$1	$1,215,071	$2,502	$(119,801)	$1,427,214
Exercise of stock options and warrants	—	—	1,948	—	26,936	—	—	26,936
Stock-based compensation	—	—	—	—	1,139,699	—	—	1,139,699
Conversion of preferred stock to Class A common stock in connection with initial public offering	(245,999)	(329,441)	245,999	3	329,438	—	—	—
Proceeds from issuance of Class A common stock in connection with initial public offering, net	—	—	12,473	—	385,405	—	—	385,405
Issuance of common stock upon release of restricted stock units	—	—	28,793	—	—	—	—	—
Shares withheld for taxes upon release of equity awards	—	—	(13,207)	—	(494,649)	—	—	(494,649)
Other comprehensive income	—	—	—	—	—	930	—	930
Net loss	—	—	—	—	—	—	(1,097,015)	(1,097,015)
Balance at September 30, 2025	—	$—	492,659	$4	$2,601,900	$3,432	$(1,216,816)	$1,388,520

	Nine Months Ended September 30, 2026
	Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	513,043	$4	$2,950,007	$4,003	$(1,443,373)	$1,510,641
Exercise of stock options	9,516	—	89,105	—	—	89,105
Repurchases of common stock	(22)	—	—	—	—	—
Stock-based compensation	—	—	478,623	—	—	478,623
Issuance of common stock upon release of restricted stock units	19,756	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	678	—	13,205	—	—	13,205
Shares withheld for taxes upon release of equity awards	(7,921)	—	(200,834)	—	—	(200,834)
Other comprehensive loss	—	—	—	(11,057)	—	(11,057)
Net loss	—	—	—	—	(335,901)	(335,901)
Balance at September 30, 2026	535,050	$4	$3,330,106	$(7,054)	$(1,779,274)	$1,543,782

	Nine Months Ended September 30, 2025
	Convertible preferred stock		Class A and Class B Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	245,999	$329,441	214,906	$1	$1,186,207	$1,314	$(192,910)	$1,324,053
Exercise of stock options	—	—	2,995	—	47,586	—	—	47,586
Stock-based compensation	—	—	—	—	1,147,325	—	—	1,147,325
Other	—	—	—	—	(12)	—	—	(12)
Conversion of preferred stock to Class A common stock in connection with initial public offering	(245,999)	(329,441)	245,999	3	329,438	—	—	—
Proceeds from issuance of Class A common stock in connection with initial public offering, net	—	—	12,473	—	385,405	—	—	385,405
Issuance of common stock upon release of restricted stock units	—	—	28,793	—	—	—	—	—
Shares withheld for taxes upon release of equity awards	—	—	(13,207)	—	(494,649)	—	—	(494,649)
Other comprehensive income	—	—	—	—	—	2,118	—	2,118
Stock issued in connection with business combination	—	—	700	—	600	—	—	600
Net loss	—	—	—	—	—	—	(1,023,906)	(1,023,906)
Balance at September 30, 2025	—	$—	492,659	$4	$2,601,900	$3,432	$(1,216,816)	$1,388,520
See accompanying notes to condensed consolidated financial statements.

FIGMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(335,901)	$(1,023,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,776	9,545
Non-cash operating lease costs	15,022	13,194
Stock-based compensation, net of amounts capitalized	475,138	1,145,839
Amortization of deferred commissions	21,008	15,020
Net accretion of discounts on available-for-sale securities	(7,043)	(12,481)
Unrealized gains on equity investments, net	(7,175)	(21,569)
Remeasurement loss (gain) on digital assets, non-current	682	—
Other non-cash adjustments	3,154	(568)
Changes in assets and liabilities:
Accounts receivable, net	33,755	(25,530)
Prepaid expenses and other current assets	(32,679)	(29,777)
Other assets	(38,354)	(15,594)
Accounts payable	13,134	6,085
Accrued and other current liabilities	19,415	4,183
Accrued compensation and benefits	(12,949)	57,729
Deferred revenue	31,240	92,204
Other non-current liabilities	12,383	(3,579)
Net cash provided by operating activities	206,606	210,795
Cash flows from investing activities:
Purchase of intangible assets	(2,780)	(5,064)
Capital expenditures	(21,396)	(3,710)
Capitalized internal-use software development costs	(1,883)	(2,853)
Cash paid for business combinations, net of cash acquired	—	(21,004)
Purchases of marketable securities	(585,715)	(1,014,648)
Proceeds from maturities of marketable securities	522,579	671,550
Proceeds from sales of marketable securities	95,804	112,491
Purchase of digital assets	—	(30,000)
Other cash flows from investing activities	(183)	(1,210)
Net cash provided by (used in) investing activities	6,426	(294,448)
Cash flows from financing activities:
Payment of deferred offering costs, net of costs reimbursed	—	(2,194)
Cash paid for issuance costs on revolving credit facility	—	(1,400)
Proceeds from options exercised	89,434	48,296
Proceeds from borrowings under revolving credit facility	—	330,500
Repayments on borrowings under revolving credit facility	—	(330,500)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	393,076
Proceeds from issuance of common stock under employee stock purchase plan	13,205	—
Taxes paid related to net share settlement of equity awards	(210,690)	(494,649)
Other cash flows from financing activities	151	1,202
Net cash used in financing activities	(107,900)	(55,669)

	Nine Months Ended September 30,
	2026	2025
Change in cash, cash equivalents, and restricted cash	105,132	(139,322)
Cash, cash equivalents, and restricted cash—beginning of period	413,191	490,585
Cash, cash equivalents, and restricted cash—end of period	$518,323	$351,263
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$508,034	$340,485
Restricted cash, including restricted cash in prepaid expenses and other current assets	10,289	10,778
Total cash, cash equivalents and restricted cash	$518,323	$351,263

Supplemental cash flow data:
Cash paid during the period for income taxes, net of refunds
Federal	$2	$—
State	1,226	—
Foreign	3,781	—
Total cash paid during the period for income taxes, net of refunds	$5,009	$—
Cash paid during the period for income taxes (prior to ASU 2023-09)	$—	$6,535

Payments for operating leases included in cash flows from operating activities, net of tenant improvement allowance reimbursements received	$6,459	$12,650
Right-of-use assets obtained in exchange for lease liabilities	$49,630	$42,007

Non-cash investing and financing activities:
Stock-based compensation included in capitalized internal-use software development costs	$3,485	$1,487
Unpaid deferred offering costs	$—	$5,477
Conversion of convertible preferred stock to common stock upon initial public offering	$—	$329,441
Reclassification of deferred offering costs to additional paid-in capital upon initial public offering	$—	$10,825
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
The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders' equity, and statements of cash flows for the interim periods. The interim results are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2026 or any other future period.
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
No customer accounted for 10% or greater of total accounts receivable as of September 30, 2026 and December 31, 2025. No customer represented 10% or greater of revenue recognized for the three or nine months ended September 30, 2026 and 2025.
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
Note 2. Revenue
Deferred revenue
The changes in deferred revenue were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$626,783	$433,147	$595,334	$381,363
Billings and other(1)	391,206	314,593	1,126,177	844,216
Revenue	(391,415)	(274,173)	(1,094,937)	(752,012)
Balance, end of period	$626,574	$473,567	$626,574	$473,567
__________________
(1)Other primarily includes amounts for which the Company had a contractual right to bill and receive payment from the customer.
Approximately 72% of revenue recognized during the three months ended September 30, 2026 was from the deferred revenue balance as of June 30, 2026, and approximately 70% of revenue recognized during the three months ended September 30, 2025 was from the deferred revenue balance as of June 30, 2025. Approximately 49% of revenue recognized during the nine months ended September 30, 2026 was from the deferred revenue balance as of December 31, 2025, and approximately 47% of revenue recognized during the nine months ended September 30, 2025 was from the deferred revenue balance as of December 31, 2024.
Remaining performance obligations
As of September 30, 2026, the aggregate balance of remaining performance obligations that were unsatisfied or partially unsatisfied was $677.5 million. The substantial majority of the remaining performance obligations will be satisfied over the twelve months following September 30, 2026, with the balance to be recognized as revenue thereafter.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 3. Cash, Cash Equivalents, and Marketable Securities
The amortized cost, unrealized gains and losses, and estimated fair value of the Company’s cash, cash equivalents, and marketable securities as of September 30, 2026 and December 31, 2025 consisted of the following:

As of September 30, 2026	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$358,845	$—	$—	$358,845
Money market funds	1,730	—	—	1,730
Commercial paper	147,331	—	(55)	147,276
Corporate bonds	183	—	—	183
Total cash and cash equivalents	508,089	—	(55)	508,034
Debt securities:
U.S. agency securities	78,562	5	(684)	77,883
U.S. treasury securities	488,984	33	(3,863)	485,154
Commercial paper	107,883	2	(174)	107,711
Corporate bonds	473,591	214	(2,587)	471,218
Total debt securities	1,149,020	254	(7,308)	1,141,966
Total cash, cash equivalents, and debt securities	$1,657,109	$254	$(7,363)	$1,650,000
Other:
Bitcoin exchange traded fund(1)				70,278
Total cash, cash equivalents, and marketable securities				$1,720,278
__________________
(1)The Bitcoin exchange traded fund was initially measured at the transaction price and is carried at fair value.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)

As of December 31, 2025	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash and cash equivalents:
Cash	$318,304	$—	$—	$318,304
Money market funds	9,543	—	—	9,543
Commercial paper	69,846	2	(4)	69,844
Corporate bonds	5,778	—	—	5,778
Total cash and cash equivalents	403,471	2	(4)	403,469
Debt securities:
U.S. agency securities	93,467	288	(1)	93,754
U.S. treasury securities	513,335	2,025	(1)	515,359
Commercial paper	123,465	60	(8)	123,517
Corporate bonds	444,515	1,654	(14)	446,155
Total debt securities	1,174,782	4,027	(24)	1,178,785
Total cash, cash equivalents, and debt securities	$1,578,253	$4,029	$(28)	$1,582,254
Other:
Bitcoin exchange traded fund(1)				73,689
Total cash, cash equivalents, and marketable securities				$1,655,943
__________________
(1)The Bitcoin exchange traded fund was initially measured at the transaction price and is carried at fair value.
Debt securities were designated as available-for-sale and the Company’s Bitcoin exchange traded fund had a readily determinable fair value as of September 30, 2026 and December 31, 2025.
Debt securities
The following table presents debt securities, including debt securities classified as cash equivalents, by contractual maturities:

	As of September 30, 2026
	Amortized Cost	Fair Value
Due within one year	$775,696	$774,190
Due in one year through five years	520,838	515,235
Total	$1,296,534	$1,289,425

	As of December 31, 2025
	Amortized Cost	Fair Value
Due within one year	$654,048	$655,302
Due in one year through five years	596,358	599,105
Total	$1,250,406	$1,254,407

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The Company had 432 and 33 marketable debt securities in unrealized loss positions as of September 30, 2026 and December 31, 2025, respectively. There were no material gains or losses that were reclassified out of accumulated other comprehensive income (loss) for any period presented.
As of September 30, 2026 and December 31, 2025, the Company’s marketable debt securities portfolio consisted of four security types, all of which contained investments that were in an unrealized loss position. The following tables present the breakdown of the marketable debt securities, including debt securities classified as cash equivalents, that had been in a continuous unrealized loss position aggregated by investment category as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$64,274	$(684)	$—	$—	$64,274	$(684)
U.S. treasury securities	435,041	(3,864)	—	—	435,041	(3,864)
Commercial paper	245,176	(229)	—	—	245,176	(229)
Corporate bonds	327,357	(2,544)	1,883	(43)	329,240	(2,587)
Total	$1,071,848	$(7,321)	$1,883	$(43)	$1,073,731	$(7,364)

	As of December 31, 2025
	Less than twelve months		More than twelve months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. agency securities	$3,267	$(1)	$—	$—	$3,267	$(1)
U.S. treasury securities	959	—	—	—	959	—
Commercial paper	58,091	(12)	—	—	58,091	(12)
Corporate bonds	27,027	(15)	—	—	27,027	(15)
Total	$89,344	$(28)	$—	$—	$89,344	$(28)
The Company periodically evaluates its debt securities for expected credit losses. The unrealized losses on the debt securities were largely due to changes in interest rates. The credit ratings associated with the Company’s debt securities are highly rated and in line with the Company’s investment policy and the issuers continue to make timely principal and interest payments. The Company expects to recover the full carrying value of the debt securities in an unrealized loss position as it does not intend or anticipate a need to sell these securities prior to recovering the associated unrealized losses, and expects any credit losses would be immaterial based on the high-grade credit rating for the investments. As a result, the Company does not consider any portion of the unrealized losses on debt securities as of September 30, 2026 and December 31, 2025 to be unrecoverable.
Interest income from cash, cash equivalents, and marketable securities was $15.0 million and $15.7 million for the three months ended September 30, 2026 and 2025, respectively, and $44.8 million and $47.0 million for the nine months ended September 30, 2026 and 2025, respectively. Interest income is included in other income, net in the accompanying condensed consolidated statements of operations.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Equity securities
Bitcoin exchange traded fund
Any unrealized gains (losses) on the Company’s Bitcoin exchange traded fund, classified as an equity security, are attributable to changes in the fair value of Bitcoin. The fair market value of this investment is directly driven by the price of Bitcoin and therefore is volatile in nature, but is not driven by credit-specific factors and thus no expected credit losses have been recorded on the investment in any period presented.
Unrealized gains of $21.0 million and $5.6 million were recognized on the investment held for the three months ended September 30, 2026 and 2025, respectively. Unrealized losses of $3.4 million and unrealized gains of $17.6 million were recognized on the investment for the nine months ended September 30, 2026 and 2025, respectively.
Note 4. Fair Value Measurements
The following table provides the financial instruments measured at fair value on a recurring basis, within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

As of September 30, 2026	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,730	$—	$—	$1,730
Commercial paper	—	147,276	—	147,276
Corporate bonds	—	183	—	183
Total cash equivalents	$1,730	$147,459	$—	$149,189
Marketable securities:
U.S. agency securities	$—	$77,883	$—	$77,883
U.S. treasury securities	—	485,154	—	485,154
Commercial paper	—	107,711	—	107,711
Corporate bonds	—	471,218	—	471,218
Bitcoin exchange traded fund	70,278	—	—	70,278
Total marketable securities	$70,278	$1,141,966	$—	$1,212,244
Digital assets, current
USDC	$15,949	$—	$—	$15,949
Digital assets, non-current
Bitcoin	$14,434	$—	$—	$14,434

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
Strategic investments
As of September 30, 2026, the Company holds $24.1 million of strategic investments, included in Other assets on the condensed consolidated balance sheets, that primarily consist of non-marketable equity investments in privately held companies in which the Company does not have a controlling interest. These investments do not have readily determinable fair values and are accounted for under the measurement alternative. Accordingly, they are measured at cost, less impairment, if any, and adjusted for observable price changes resulting from orderly transactions involving identical or similar investments of the same issuer during the period. These investments are classified within Level 3 in the fair value hierarchy. Changes to the carrying value of strategic investments are recorded through other income, net in the condensed consolidated statements of operations. The tables above exclude the carrying values of strategic investments. The Company’s strategic investments were $13.0 million as of December 31, 2025.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Computer equipment	$10,795	$6,158
Furniture and fixtures	8,261	6,241
Leasehold improvements	22,486	5,487
Capitalized internal-use software development costs	24,053	18,687
Construction in progress	1,537	1,433
Total property and equipment	67,132	38,006
Accumulated depreciation and amortization	(24,081)	(18,010)
Property and equipment, net	$43,051	$19,996
Depreciation expense related to property and equipment, amounts capitalized as internal-use software development costs, and the related amortization expense were not material for the three and nine months ended September 30, 2026 and 2025.
The net carrying value of capitalized internal-use software development costs was $14.0 million and $12.8 million as of September 30, 2026 and December 31, 2025, respectively.
Note 6. Revolving Credit Facility
On June 27, 2025, the Company entered into a credit agreement (the “Revolving Credit Agreement”) which provides for a revolving credit facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit (the “Revolving Credit Facility”).
Pursuant to the terms of the Revolving Credit Agreement, loans under the Revolving Credit Facility will incur interest at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) the prime rate, (y) the federal funds effective rate plus 0.5%, and (z) the one-month term Secured Overnight Financing Rate (“SOFR”) plus 1.0%, or (ii) term SOFR plus 1.0%. Additionally, the Company is required to pay commitment fees of 0.15% per annum on the undrawn portion of the commitments under the Revolving Credit Facility, which decreases to 0.1% per annum upon achievement of an enhanced debt to EBITDA ratio.
The Revolving Credit Agreement contains customary affirmative and negative covenants and customary events of default. The obligations under the Revolving Credit Agreement are secured by liens on substantially all of the Company’s assets. The Revolving Credit Facility matures on June 27, 2030.
As of September 30, 2026, the Company had no amounts or letters of credit issued and outstanding under the Revolving Credit Facility. The Company’s total available borrowing capacity under the Revolving Credit Facility was $500.0 million as of September 30, 2026. As of September 30, 2026, the Company was in compliance with all covenants under the Revolving Credit Agreement.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 7. Leases
Operating leases
The Company has non-cancelable operating leases for its corporate offices. Certain of these leases include options to extend or terminate the lease term.
In August 2026, the Company commenced an operating lease for office space in London, United Kingdom, with a contractual term of six years. At commencement, the Company recognized an operating lease right-of-use asset of $37.0 million and an operating lease liability of $36.7 million.

As of September 30, 2026, the Company’s operating leases had remaining lease terms of under one year to 6.8 years. The components of lease costs were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$6,164	$4,582	$16,265	$12,923
Short-term lease costs	237	138	637	475
Variable lease costs	579	417	1,469	1,914
Total lease costs	$6,980	$5,137	$18,371	$15,312
The following tables set forth a summary of other information pertaining to the Company’s operating leases:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	5.56	6.00
Weighted-average discount rate	5.68%	5.83%

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Future minimum lease payments as of September 30, 2026 were as follows:

Amount
Remainder of 2026	$8,495
2027	24,381
2028	23,745
2029	17,020
2030	16,706
Thereafter	33,709
Total undiscounted future minimum lease payments	124,056
Less: present value discount	(18,183)
Total discounted future minimum lease payments	105,873
Less: prepaid rent	(1,020)
Less: tenant improvement allowances	(714)
Total operating lease liabilities	$104,139
Note 8. Commitments and Contingencies
Hosting commitments and other significant non-cancelable purchase commitments
As of September 30, 2026, the Company had significant non-cancelable purchase commitments, which primarily consisted of future minimum non-cancelable payment obligations related to hosting, technical infrastructure, and other service arrangements that support the general business operations of the Company. Future minimum payments under these commitments as of September 30, 2026 were $452.3 million, of which $127.8 million was due within the next twelve months.
Letters of credit
As of September 30, 2026, the Company had a total of $9.8 million in unsecured letters of credit outstanding related to leased office spaces. The letters of credit renew annually and include auto-extensions with various dates through 2033.
Legal matters
The Company is, and may in the future become, a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company believes that resolution of pending matters is not likely to have a material adverse impact on its condensed consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise its estimates. The Company did not have any material liabilities in the condensed

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
consolidated financial statements as a result of legal matters as of September 30, 2026 and December 31, 2025.
Indemnification and warranties
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products infringe a third party’s intellectual property rights. To date, the Company has not incurred any material costs nor has it accrued any liabilities in its condensed consolidated financial statements as a result of these obligations.
Certain of the Company’s product offerings include service-level agreements warranting defined levels of uptime reliability and performance, which permit those customers to receive credits for future services in the event that the Company fails to meet those levels. As of September 30, 2026 and December 31, 2025, the Company has not accrued for any liabilities in the condensed consolidated financial statements as a result of these service-level agreements.
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
Note 9. Stockholders’ Equity
Class A, Class B, and Class C common stock
As of September 30, 2026, the Company had three classes of common stock authorized (Class A common stock, Class B common stock, and Class C common stock) and had two classes of common stock outstanding (Class A common stock and Class B common stock).
No shares of Class B common stock were converted into shares of Class A common stock during the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, 5.6 million shares of Class B common stock were converted into shares of Class A common stock. No shares of Class B common stock were converted into shares of Class A common stock during the nine months ended September 30, 2025.
Employee stock purchase plan
On June 26, 2025, the Company’s Board of Directors (the “Board of Directors”) approved the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective on July 30, 2025 in connection with the IPO.
Stock-based compensation expense recognized related to the 2025 ESPP during the three and nine months ended September 30, 2026 was not material. As of September 30, 2026, amounts withheld on behalf of employees for future purchases under the 2025 ESPP due to the timing of payroll deductions were not material. During the nine months ended September 30, 2026, the Company’s employees

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
purchased 0.7 million shares of its Class A common stock under the 2025 ESPP. The shares were purchased at a purchase price of $19.48 per share, with net proceeds to the Company of $13.1 million.
Equity incentive plans
Prior to the IPO, the Company maintained two equity incentive plans: the 2012 Equity Incentive Plan (the “2012 Plan”) and the 2021 Executive Equity Incentive Plan (the “2021 Plan”). In connection with the IPO and the adoption of the 2025 Equity Incentive Plan (the “2025 Plan”), the Company ceased granting awards under the 2012 Plan and the 2021 Plan.
Stock options
No stock options were granted under the 2012 Plan, the 2021 Plan, or the 2025 Plan during the nine months ended September 30, 2026 and 2025. A summary of stock option activity and weighted-average exercise prices under the 2012 Plan and related information for the nine months ended September 30, 2026 is as follows:

	Number of stock options outstanding under the 2012 Plan	Weighted-average exercise price per share	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding as of December 31, 2025	13,272	$9.21	1.1	$373,724
Options exercised	(9,516)	9.36	—	—
Options forfeited	(1,408)	23.15	—	—
Outstanding as of September 30, 2026	2,348	$0.24	2.4	$48,795
Vested and exercisable as of September 30, 2026	2,348	$0.24	2.4	$48,795
As of September 30, 2026, there was no unrecognized stock-based compensation related to outstanding stock options.
The following table summarizes information about the value of options exercised during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Intrinsic value of options exercised	$4,515	$65,116	$173,021	$70,532
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
Included in the total number of shares of common stock outstanding as of September 30, 2026 are 1.2 million shares of Class A common stock underlying RSAs that are subject to vesting, which are not considered outstanding for accounting purposes until they vest.
As of September 30, 2026, the Company had total unrecognized stock-based compensation expense related to RSAs of $45.3 million, which will be recognized over a weighted-average remaining requisite service period of 2.9 years.
RSUs
The fair value of restricted stock units (“RSUs”) is determined using the fair value of the Company’s common stock on the date of grant. As discussed above, in connection with the IPO and effectiveness of the 2025 Plan in July 2025, the Company ceased granting awards under the 2012 Plan. The following table summarizes the activity for the Company’s unvested RSUs under the 2012 Plan and the 2025 Plan during the nine months ended September 30, 2026, excluding the CEO equity awards described below:

	Number of RSUs outstanding under the 2012 Plan and 2025 Plan	Weighted-average grant date fair value per share
Unvested at December 31, 2025	53,240	$32.32
RSUs granted	34,926	21.24
RSUs released/settled	(14,131)	28.18
RSUs forfeited	(10,141)	28.17
Unvested at September 30, 2026	63,894	$27.84

Excluding the CEO equity awards described below, the total fair value of RSUs that vested during the three and nine months ended September 30, 2026 was $110.1 million and $347.7 million, respectively. The total fair value of RSUs that vested during the three and nine months ended September 30, 2025 was $861.0 million for each period.
Excluding the CEO equity awards described below, the Company had total unrecognized stock-based compensation expense related to RSUs of $1.4 billion as of September 30, 2026, which will be recognized over a weighted-average remaining requisite service period of 3.4 years.
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
			11,250
The performance period for each tranche began on the first trading day following the IPO, and ended on the date on which all shares subject to the 2021 CEO Market Award were vested in September 2025. The Company determined that each of the three public market capitalization targets was achieved in September 2025, and therefore 11.3 million shares were vested upon the achievement date as the service-based vesting condition for the award had been met prior to the IPO. 50% of the vested shares were settled during the year ended December 31, 2025 and the remaining 50% of the vested shares were settled during the nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, there was no remaining unrecognized stock-based compensation expense related to the 2021 CEO Market Award.
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
		100%
The performance period for each tranche began upon the IPO and ends on the earlier of (i) the tenth anniversary of the first trading day following the IPO or (ii) the occurrence of a change in control of the Company. As to any portion of the 2025 CEO Stock Price Award that satisfies the market-based vesting condition, the service-based vesting condition will be satisfied in seven substantially equal installments on each of the first seven anniversaries of the vesting commencement date, as long as Mr. Field is in continuous service with the Company as the Company’s Chief Executive Officer (or, as reasonably determined by the compensation committee of the Board of Directors, as the Company’s Chair, Executive Chair, or another C-suite level officer) through the applicable vesting date. The stock price targets are

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
calculated based on the volume-weighted average trading price (“VWAP”) of the Company’s Class A common stock over any consecutive 60-day period during the term of the 2025 CEO Stock Price Award. The 60-day average VWAP shall be reported on such reasonable resource designated by the Company. In the event that a stock price target is achieved, the compensation committee of the Board of Directors in its sole and absolute discretion shall determine and certify achievement of the stock price target.
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
The Company has determined that the stock price targets with respect to the first three tranches of the 2025 CEO Stock Price Award were achieved during the year ended December 31, 2025. None of the stock price targets for the remaining tranches were achieved during the nine months ended September 30, 2026. The shares related to the first three tranches are subject to an on-going service requirement and will vest and be settled in seven substantially equal installments on each of the first seven anniversaries of the vesting commencement date, as long as Mr. Field is in continuous service to the Company as the Company’s Chief Executive Officer (or, as reasonably determined by the compensation committee of the Board of Directors, as the Company’s Chair, Executive Chair, or another C-suite level officer) through each applicable vesting date. As described further below, in June 2026, Mr. Field voluntarily forfeited the RSUs covering 930,868 shares of Class B common stock that were scheduled to vest and settle on July 1, 2026.
The Company recognized stock-based compensation of $22.6 million and $83.0 million related to the 2025 CEO Stock Price Award during the three and nine months ended September 30, 2026, respectively, and $24.9 million during the three and nine months ended September 30, 2025. As of September 30, 2026, the Company had $259.0 million of total unrecognized stock-based compensation related to the 2025 CEO Stock Price Award, which will be recognized on an accelerated attribution basis over a remaining weighted-average service period of approximately 3.6 years.
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
The Company recognized stock-based compensation of $23.3 million and $69.3 million related to the 2025 CEO Service Award during the three and nine months ended September 30, 2026, respectively, and $23.5 million and $23.7 million during the three and nine months ended September 30, 2025,

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
respectively. As of September 30, 2026, the Company had $347.9 million in remaining unrecognized stock-based compensation related to the award that will be recognized over the remaining requisite service period of 3.7 years.
Partial Forfeiture of CEO Equity Awards
In June 2026, Mr. Field voluntarily forfeited, for no consideration, (i) RSUs covering 930,868 shares of Class B common stock subject to the 2025 CEO Stock Price Award and (ii) RSUs covering 1,448,017 shares of Class B common stock subject to the 2025 CEO Service Award that were scheduled to vest on July 1, 2026 (the “Forfeited Shares”). The remaining tranches and applicable future vestings under the 2025 CEO Stock Price Award and the 2025 CEO Service Award are unaffected and continue to be governed by their applicable terms. No replacement awards were granted or issued, nor did the Company enter into any agreements for future replacement awards, in connection with the voluntary forfeiture. No adjustment to stock-based compensation expense was recorded. The Forfeited Shares were added to the shares reserved under the 2025 Plan as Class A common stock available for future issuance during the three months ended September 30, 2026.
Note 10. Net Loss Per Share
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
For the three and nine months ended September 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share as there was no net income attributable to common stockholders, and as a result, the inclusion of all potential common shares outstanding would have been antidilutive.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
The following table sets forth the computation of the basic and diluted net loss per share attributable to common stockholders during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(81,348)	$(1,097,015)	$(335,901)	$(1,023,906)
Denominator:
Weighted-average shares outstanding used in computing net loss per share, basic and diluted	532,417	403,212	527,859	278,409
Net loss per share, basic and diluted	$(0.15)	$(2.72)	$(0.64)	$(3.68)
The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee share-based awards(1)	63,853	55,986	59,731	19,556
Unvested RSAs	1,270	743	1,364	485
CEO equity awards(2)	26,581	32,576	28,105	10,978
Convertible preferred stock(3)	—	82,891	—	191,032
Stock options	3,321	22,555	6,062	23,450
Warrants	—	88	—	202
Total	95,025	194,839	95,262	245,703
__________________
(1)For the three and nine months ended September 30, 2026 and 2025, employee share-based awards excluded from the dilutive per share calculation include RSUs, excluding the CEO equity awards, and shares issuable pursuant to the 2025 ESPP.
(2)For the three and nine months ended September 30, 2026 and 2025, the CEO equity awards excluded from the dilutive per share calculation include the 2025 CEO Service Award and the 2025 CEO Stock Price Award. See Note 9 “Stockholders’ Equity” for further details.
(3)For the three and nine months ended September 30, 2025, convertible preferred stock was not included in the dilutive per share calculation under the two-class method, as the convertible preferred stockholders were not legally obligated to share in the Company’s losses.

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
Note 11. Income Taxes
The Company computed the income tax provision by applying the estimated effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company’s effective tax rates were as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective tax rate	(13.2)%	0.9%	(3.9)%	(0.2)%
The difference between the U.S. statutory rate and the Company’s effective tax rate for all periods presented was primarily due to the valuation allowances on the Company’s deferred tax assets. The Company maintained a full valuation allowance against its deferred tax assets in the United States, including all U.S. state jurisdictions, and foreign jurisdictions as of September 30, 2026, as it is not more likely than not that they will be realized.
The provision for income taxes for the three and nine months ended September 30, 2026 included discrete tax expense for expected withholding taxes on the planned repatriation of a portion of the undistributed earnings of the Company’s Israel subsidiary, which are no longer considered indefinitely reinvested. The Company continues to assert that the remaining undistributed earnings of its foreign subsidiaries are indefinitely reinvested, and accordingly has not recorded deferred taxes on those amounts.
In September 2026, the Department of the Treasury Internal Revenue Service notified the Company that its 2024 U.S. federal income tax return had been selected for examination. The Company is also under examination by certain state income tax authorities for tax years 2022 through 2025. The Company believes its reserves for uncertain tax positions are adequate for all open tax years.
Note 12. Segment and Geographic Information
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
The significant expenses reviewed by the CODM are consolidated operating expenses and stock-based compensation, as presented in the condensed consolidated statements of operations. Consolidated operating expenses include research and development, sales and marketing, and general and administrative expenses. Research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expense, which were not material in any

FIGMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands except per share data, percentages, or as otherwise noted)
(Unaudited)
period presented. Other segment items consist of other income, net and provision for (benefit from) income taxes, as presented in the condensed consolidated statements of operations.
The CODM does not evaluate segment performance using balance sheet information.
Geographic areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area which primarily consist of property and equipment, net and operating lease right-of-use assets, and are attributed to a country based on the physical location of the assets. Aggregate property and equipment, net and operating lease right-of-use assets by geographic area was as follows:

	As of
	September 30, 2026	December 31, 2025
United States	$86,489	$73,548
International(1)	51,074	3,859
Total	$137,563	$77,407
__________________
(1)As of September 30, 2026, assets located in the United Kingdom totaling $38.7 million were included in international long-lived assets.
No single country outside of the United States or the United Kingdom accounted for more than 10% of total long-lived assets as of September 30, 2026. No single country outside of the United States accounted for more than 10% of total long-lived assets as of December 31, 2025.
Revenue
The following table shows the Company’s revenue by geographic areas, as determined based on the billing address of its customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$182,786	$126,792	$508,631	$351,021
International	208,629	147,381	586,306	400,991
Total	$391,415	$274,173	$1,094,937	$752,012
No single country outside of the United States accounted for more than 10% of total revenue for the three and nine months ended September 30, 2026 and 2025.

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
With the addition of these new products and increasing AI functionality across our platform, Figma has expanded to help teams go from idea to shipped product all in one place. We believe AI will continue to accelerate this journey by helping users of all skill levels to ideate, iterate, and build faster. Over the last few years we have integrated generative AI and code-related capabilities across our platform, including through AI-powered design generation, the Figma agent and other agentic workflows, and native code layers. We are continuing to invest in AI so our customers can continue to innovate and push what is possible on our platform. We have also made acquisitions that expand Figma’s capabilities, such as Payload CMS, Inc., a leading open-source headless content management system, and Weavy Inc., now Figma Weave, which brings the world’s leading AI models together with professional editing tools on a single, browser-based canvas.
As we have grown our platform, we have also grown our community of both free and paying users, in part by offering enhanced features and functionality based on user and organizational needs. Our free Starter plan makes it easy for anyone to quickly get started with Figma and experience the benefits of our platform. More advanced functionality is available on our paid plans, including our Professional, Organization, and Enterprise plans, each of which is designed to meet the specific and sometimes complex needs of teams. In 2025, we introduced AI credits across all Figma seats. In March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model.
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

	As of
	September 30, 2026	September 30, 2025
Paid Customers with more than $10,000 in ARR	16,566	12,910
Paid Customers with more than $100,000 in ARR	1,717	1,262
Net Dollar Retention Rate	131%	131%
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
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income and non-GAAP operating margin as income (loss) from operations and operating margin, respectively, excluding stock-based compensation expense, amortization of stock-based compensation expense included in capitalized internal-use software development costs, employer payroll taxes on employee stock transactions, and amortization of acquired intangibles from acquisitions. Additionally, we exclude certain non-recurring charges, such as impairment losses on long-lived assets, and charges that we do not believe are reflective of our ongoing operating performance, such as acquisition-related expenses. Non-GAAP operating margin represents non-GAAP operating income as a percentage of revenue.
The following table reflects the reconciliation of loss from operations to non-GAAP operating income and non-GAAP operating margin for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands, except percentages)
Loss from operations	$(119,165)	$(1,136,780)	$(373,852)	$(1,094,955)
Plus: Stock-based compensation expense	158,586	1,138,332	475,138	1,145,839
Plus: Amortization of stock-based compensation included in capitalized internal-use software development costs	819	258	1,385	532
Plus: Employer payroll taxes on employee stock transactions	3,547	29,828	20,926	29,828
Plus: Amortization of acquired intangibles from acquisitions	2,216	2,388	8,261	4,286
Plus: Impairment losses on long-lived assets	—	—	2,371	—
Plus: Acquisition-related expenses	1,000	—	1,000	—
Non-GAAP operating income	$47,003	$34,026	$135,229	$85,530
Operating margin	(30)%	(415)%	(34)%	(146)%
Non-GAAP operating margin	12%	12%	12%	11%
Free Cash Flow and Adjusted Free Cash Flow
We define Free Cash Flow as GAAP net cash provided by operating activities, less capital expenditures and capitalized internal-use software development costs, if any. Adjusted Free Cash Flow is a non-GAAP financial measure that we have calculated historically as Free Cash Flow plus transaction costs and other related expenses associated with our abandoned merger with Adobe, Inc. (“Adobe”) and estimated income taxes related to the abandoned merger with Adobe (refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026, for additional information on our abandoned merger with Adobe). We did not incur any transaction costs and other related expenses or income taxes associated with the abandoned merger with Adobe for the periods presented in this Quarterly Report on Form 10-Q and therefore, we note that Adjusted Free Cash Flow and Free Cash Flow are equivalent for the periods that are presented herein.
Free Cash Flow Margin represents Free Cash Flow divided by revenue. We believe that Free Cash Flow is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after the purchases of property and equipment and capitalized internal-use software development costs, can be used for strategic initiatives, including investing in our business, making strategic acquisitions, and strengthening our balance sheet. Free Cash

Flow has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of Free Cash Flow are that it does not reflect our future contractual commitments and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. We expect our Free Cash Flow to fluctuate in future periods as we invest in our business to support our plans for growth. These activities, along with certain increased operating expenses as described below, may result in a decrease in Free Cash Flow as a percentage of revenue in future periods.
The following table presents our cash flows for the periods presented and a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except percentages)
Net cash provided by operating activities(1)	$48,405	$51,163	$206,606	$210,795
Less: Capital expenditures	(6,896)	(1,702)	(21,396)	(3,710)
Less: Capitalized internal-use software development costs	—	(414)	(1,883)	(2,853)
Free Cash Flow	$41,509	$49,047	$183,327	$204,232
Net cash provided by (used in) investing activities	$20,126	$(260,873)	$6,426	$(294,448)
Net cash used in financing activities	$(6,645)	$(71,453)	$(107,900)	$(55,669)
Operating Cash Flow Margin(2)	12%	19%	19%	28%
Free Cash Flow Margin(3)	11%	18%	17%	27%
__________________
(1)Net cash provided by operating activities for the nine months ended September 30, 2026 includes the impact of a $56.1 million payment under our annual corporate bonus program, accrued during the year ended December 31, 2025, with no comparable payment in the prior year period.
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
Our revenue is driven primarily by the number of paying customers and the price we charge for access to our platform, which varies based on the type of plan and products to which a customer subscribes. In March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model.

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
Cost of Revenue
Cost of revenue consists primarily of technical infrastructure and hosting costs, including AI inference, employee-related costs, including stock-based compensation and related employer payroll taxes, for infrastructure, customer enablement, and product support teams for paid users of Figma, payment processing fees, amortization of capitalized internal-use software development costs, amortization of acquired developed technologies, and allocated overhead. Depending on the timing of investments in our platform, including those related to our AI initiatives, we expect that our cost of revenue will increase in absolute dollars as our business grows and will fluctuate as a percentage of our revenue from period-to-period depending on the timing of these investments.
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
General and administrative. Our general and administrative expenses consist primarily of employee-related costs, including stock-based compensation and related employer payroll taxes, for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include general business expenses, professional services fees, software subscription fees, and allocated overhead. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations, and professional services. Over time, we expect that our general and administrative expenses will increase in absolute dollars relative to our general and administrative expenses prior to 2025, as our business grows. However, we anticipate that general and administrative expenses will decrease as a percentage of revenue over time, although these expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Revenue	$391,415	$274,173	$1,094,937	$752,012
Cost of revenue(1)	76,975	83,884	206,113	131,225
Gross profit	314,440	190,289	888,824	620,787
Operating expenses(1):
Research and development	205,202	680,885	545,505	833,862
Sales and marketing	130,655	274,759	411,079	441,300
General and administrative	97,748	371,425	306,092	440,580
Total operating expenses	433,605	1,327,069	1,262,676	1,715,742
Loss from operations	(119,165)	(1,136,780)	(373,852)	(1,094,955)
Other income, net	47,286	29,305	50,575	73,557
Loss before income taxes	(71,879)	(1,107,475)	(323,277)	(1,021,398)
Provision for (benefit from) income taxes	9,469	(10,460)	12,624	2,508
Net loss	$(81,348)	$(1,097,015)	$(335,901)	$(1,023,906)
__________________
(1)Includes stock-based compensation, net of amounts capitalized, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(In thousands)
Cost of revenue	$3,565	$42,987	$10,682	$43,205
Research and development	85,446	585,747	226,248	591,883
Sales and marketing	13,533	185,503	53,298	186,047
General and administrative	56,042	324,095	184,910	324,704
Total	$158,586	$1,138,332	$475,138	$1,145,839

The following tables set forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(As a % of revenue(1))
Revenue	100%	100%	100%	100%
Cost of revenue	20	31	19	17
Gross profit	80	69	81	83
Operating expenses:
Research and development	52	248	50	111
Sales and marketing	33	100	38	59
General and administrative	25	135	28	59
Total operating expenses	111	484	115	228
Loss from operations	(30)	(415)	(34)	(146)
Other income, net	12	11	5	10
Loss before income taxes	(18)	(404)	(30)	(136)
Provision for (benefit from) income taxes	2	(4)	1	—
Net loss	(21)%	(400)%	(31)%	(136)%
__________________
(1)Percentages may not foot due to rounding.
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue and Cost of Revenue

	Three Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Revenue	$391,415	$274,173	$117,242	43%
Cost of revenue	76,975	83,884	(6,909)	(8)%
Gross profit	$314,440	$190,289	$124,151	65%
Revenue increased by $117.2 million, or 43%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in revenue was primarily driven by growth and expansion in total Paid Customers, as the number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 28% and 36%, respectively, as of September 30, 2026 compared to the prior year.
Cost of revenue decreased by $6.9 million, or 8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $39.1 million net decrease in employee-related costs, reflecting a $40.3 million decrease in stock-based compensation expense and related employer payroll taxes, partially offset by a $1.2 million increase in other employee-related costs, primarily driven by higher headcount. The decrease in stock-based compensation expense and related employer payroll taxes was primarily due to higher expense recognized in the prior-year period following, and as a result of, the completion of our initial public offering (our “IPO”) in July 2025. The decrease in employee-related costs was partially offset by a $29.5 million increase in technical infrastructure and hosting costs relating to AI and increased usage of our platform by paid users.
Research and Development

	Three Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Research and development	$205,202	$680,885	$(475,683)	(70)%
Research and development expenses decreased by $475.7 million, or 70%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $496.7 million net decrease in employee-related costs, reflecting a $513.5 million decrease in stock-based compensation expense and related employer payroll taxes, partially offset by a $16.8 million increase in other employee-related costs, primarily driven by higher headcount. The decrease in stock-based compensation expense and related employer payroll taxes was primarily due to higher expense recognized in the prior-year period following, and as a result of, the completion of our IPO in July 2025. The decrease in employee-related costs was partially offset by a $14.5 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies.
Sales and Marketing

	Three Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Sales and marketing	$130,655	$274,759	$(144,104)	(52)%
Sales and marketing expenses decreased by $144.1 million, or 52%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $164.7 million net decrease in employee-related costs, reflecting a $177.0 million decrease in stock-based compensation expense and related employer payroll taxes, partially offset by a $12.3 million increase in other employee-related costs, primarily driven by higher headcount. The decrease in stock-based compensation expense and related employer payroll taxes was primarily due to higher expense recognized in the prior-year period following, and as a result of, the completion of our IPO in July 2025. The decrease in employee-related costs was partially offset by an $8.8 million increase in technical infrastructure and hosting costs for users of our free version of Figma, driven by continued growth in our user base and AI-related costs as we continued to roll out our AI offerings to free users during the period, and a $5.7 million increase in marketing and advertising expenses.

General and Administrative

	Three Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
General and administrative	$97,748	$371,425	$(273,677)	(74)%
General and administrative expenses decreased by $273.7 million, or 74%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $273.7 million net decrease in employee-related costs, reflecting a $275.5 million decrease in stock-based compensation expense and related employer payroll taxes, partially offset by a $1.8 million increase in other employee-related costs, primarily driven by higher headcount. The decrease in stock-based compensation expense and related employer payroll taxes was primarily due to higher expense recognized in the prior-year period following, and as a result of, the completion of our IPO in July 2025.
Other Income, Net

	Three Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Other income, net	$47,286	$29,305	$17,981	61%
Other income, net increased by $18.0 million, or 61%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a $19.5 million favorable change in the fair value of equity securities, which was primarily driven by our investment in a Bitcoin exchange traded fund.
Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Provision for (benefit from) income taxes	$9,469	$(10,460)	$19,929	(191)%
Income tax expense increased by $19.9 million from a benefit of $10.5 million for the three months ended September 30, 2025, to a provision of $9.5 million for the three months ended September 30, 2026. The provision for income taxes for the three months ended September 30, 2026 included discrete tax expense for expected withholding taxes on the planned repatriation of a portion of the undistributed earnings of our Israel subsidiary. The benefit from income taxes recorded in the three months ended September 30, 2025 was primarily due to the reversal of U.S. income tax expense recorded during the six months ended June 30, 2025, as a result of the expected annual taxable loss from deductible stock-based compensation expense as a result of our IPO.

Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue and Cost of Revenue

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Revenue	$1,094,937	$752,012	$342,925	46%
Cost of revenue	206,113	131,225	74,888	57%
Gross profit	$888,824	$620,787	$268,037	43%
Revenue increased by $342.9 million, or 46%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in revenue was primarily due to the addition of new Paid Customers, as our number of Paid Customers with more than $10,000 in ARR and Paid Customers with more than $100,000 in ARR increased by 28% and 36%, respectively, as of September 30, 2026 compared to the prior year.
Cost of revenue increased by $74.9 million, or 57%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a $90.3 million increase in technical infrastructure and hosting costs relating to AI and increased usage of our platform by paid users, and an increase of $6.6 million in payment processing fees driven by the growth in Paid Customers. These increases were partially offset by a $27.6 million net decrease in employee-related costs, reflecting a $32.7 million decrease in stock-based compensation expense and related employer payroll taxes, partially offset by a $5.1 million increase in other employee-related costs, primarily driven by higher headcount. The decrease in stock-based compensation expense and related employer payroll taxes was primarily due to higher expense recognized in the prior-year period following, and as a result of, the completion of our IPO in July 2025.
Research and Development

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Research and development	$545,505	$833,862	$(288,357)	(35)%
Research and development expenses decreased by $288.4 million, or 35%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $328.7 million net decrease in employee-related costs, reflecting a $370.6 million decrease in stock-based compensation expense and related employer payroll taxes, partially offset by a $41.9 million increase in other employee-related costs, primarily driven by higher headcount. The decrease in stock-based compensation expense and related employer payroll taxes was primarily due to higher expense recognized in the prior-year period following, and as a result of, the completion of our IPO in July 2025. The decrease in employee-related costs was partially offset by a $29.1 million increase in technical infrastructure and hosting costs, primarily driven by AI-related costs as we improved and extended our product offerings and developed new technologies.
Sales and Marketing

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Sales and marketing	$411,079	$441,300	$(30,221)	(7)%
Sales and marketing expenses decreased by $30.2 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $92.7 million net decrease in employee-related costs, reflecting a $133.1 million decrease in stock-based compensation expense and related employer payroll taxes, partially offset by a $40.4 million increase in other employee-related costs, primarily driven by higher headcount. The decrease in stock-based compensation expense and related employer payroll taxes was primarily due to higher expense recognized in the prior-year period following, and as a result of, the completion of our IPO in July 2025. The decrease in employee-related costs was partially offset by $30.3 million of higher technical infrastructure and hosting costs for users of our free version of Figma due to continuing growth in our user base and AI-related costs as we continued to roll out our AI offerings to free users during the period, and $16.1 million of higher spend related to marketing and advertising expenses.
General and Administrative

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
General and administrative	$306,092	$440,580	$(134,488)	(31)%
General and administrative expenses decreased by $134.5 million, or 31%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $135.4 million net decrease in employee-related costs, reflecting a $143.5 million decrease in stock-based compensation expense and related employer payroll taxes, partially offset by an $8.1 million increase in other employee-related costs, primarily driven by higher headcount. The decrease in stock-based compensation expense and related employer payroll taxes was primarily due to higher expense recognized in the prior-year period following, and as a result of, the completion of our IPO in July 2025.
Other Income, Net

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Other income, net	$50,575	$73,557	$(22,982)	(31)%

Other income, net decreased by $23.0 million, or 31%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $14.4 million unfavorable change in the fair value of equity securities, primarily driven by our investment in a Bitcoin exchange traded fund, a $4.5 million decrease in legal settlements received, a $2.2 million decrease in interest income, and a $0.7 million remeasurement loss on our Bitcoin investment.
Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025

	(In thousands, except percentages)
Provision for income taxes	$12,624	$2,508	$10,116	403%
The provision for income taxes increased by $10.1 million, or 403%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The provision for income taxes in the nine months ended September 30, 2026 included discrete tax expense for expected withholding taxes on the planned repatriation of a portion of the undistributed earnings of our Israel subsidiary. The provision for income taxes recorded in the nine months ended September 30, 2025 was primarily due to income tax expenses related to our foreign subsidiaries.
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $508.0 million, digital assets, current of $15.9 million, which is comprised of holdings in USDC, a stablecoin redeemable on a one-to-one basis for U.S. dollars, and marketable securities of $1.2 billion. Our Revolving Credit Facility also serves as a source of liquidity. Cash and cash equivalents are comprised of bank deposits, money market funds, U.S. agency securities, U.S. treasury securities, corporate bonds, and commercial paper. Digital assets, current on the condensed consolidated balance sheets is comprised of USDC. Marketable securities are comprised of commercial paper, U.S. agency securities, U.S. treasury securities, corporate bonds, and a Bitcoin exchange traded fund. The majority of our cash and cash equivalents are held in the United States, with the remainder held in international regions to support our foreign operations. Since our inception, we have financed our operations primarily through proceeds from the issuance of our convertible preferred stock and common stock and cash generated from the sale of our products. During the third quarter of 2025, we completed our IPO, in which we issued and sold an aggregate of 12.5 million shares of Class A common stock at a public offering price of $33.00 per share, resulting in net proceeds to us of approximately $393.1 million after deducting underwriting discounts and commissions, but before deducting offering expenses payable by us.
As of September 30, 2026, we held approximately 173 Bitcoins for investment purposes with a fair value of $14.4 million based on observable market prices, which is included within digital assets, non-current on the condensed consolidated balance sheets. We expect to hold these Bitcoins for the long term, but will continue to reassess our Bitcoin investment relative to our balance sheet.
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
Commitments and Contingencies
Our principal commitments consist of our operating lease commitments, future purchase commitments for cloud hosting services, and other commitments consisting of future minimum payments under non-cancelable purchase commitments. Our significant non-cancelable commitments are disclosed in Note 7 “Leases” and Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Revolving Credit Facility
On June 27, 2025, we entered into a credit agreement (the “Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, and RBC Capital Markets, LLC as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto. The Revolving Credit Agreement provides for a revolving credit facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit (the “Revolving Credit Facility”). The Revolving Credit Agreement provides us with the right to increase the Revolving Credit Facility and/or to add one or more tranches of term loans or to increase the amount of any existing term loans in an aggregate principal amount not to exceed (a) $2.0 billion, plus (b) the amount of any voluntary prepayments of term loans and/or the Revolving Credit Facility (to the extent accompanied by a permanent reduction of commitments under the Revolving Credit Facility), plus (c) an additional amount, if after giving effect to the incurrence of such additional amount, we do not exceed a maximum debt to EBITDA ratio in accordance with the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains a financial covenant requiring that Liquidity (defined as unrestricted cash and cash equivalents, plus the undrawn revolver commitments) is not less than $100.0 million as of the last day of each fiscal quarter. Additionally, the Revolving Credit Agreement contains customary affirmative and negative covenants (including restrictions on indebtedness, liens, investments, asset dispositions, and affiliate transactions, each subject to customary exceptions and baskets) and customary events of default (including, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross-default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events). The obligations under the Revolving Credit Agreement are secured by liens on substantially all of our assets. The Revolving Credit Facility matures on June 27, 2030.
As of September 30, 2026, we had no outstanding balance under the Revolving Credit Facility and our total available borrowing capacity under the Revolving Credit Facility was $500.0 million. We were in compliance with all applicable covenants as of September 30, 2026.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

	(In thousands)
Net cash provided by operating activities	$206,606	$210,795
Net cash provided by (used in) investing activities	6,426	(294,448)
Net cash used in financing activities	(107,900)	(55,669)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$105,132	$(139,322)
Cash Provided by Operating Activities
Our largest source of operating cash is cash collections from organizations on a paid subscription plan. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, and technical infrastructure and hosting costs.
During the nine months ended September 30, 2026, operating activities provided $206.6 million in cash. The primary factors affecting our cash flows during this period were our net loss of $335.9 million, adjusted for $516.6 million from non-cash charges, and net cash inflows of $25.9 million from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $475.1 million of stock-based compensation expense, net of amounts capitalized, and $21.0 million of amortization of deferred commissions. The cash provided from changes in our operating assets and liabilities was primarily due to a $33.8 million decrease in accounts receivable reflecting an increase in collections, and a $31.2 million increase in deferred revenue related to increased billings. These amounts were partially offset by a $38.4 million increase in other assets primarily due to an increase in deferred commissions, a $32.7 million increase in prepaid expenses primarily due to technical infrastructure and hosting, and a $12.9 million decrease in accrued compensation and benefits, which includes the impact of a $56.1 million payment under our annual corporate bonus program.
During the nine months ended September 30, 2025, operating activities provided $210.8 million in cash. The primary factors affecting our cash flows during this period were our net loss of $1.0 billion, adjusted for $1.1 billion from non-cash charges, and net cash inflows of $85.7 million from changes in our operating assets and liabilities. The non-cash charges primarily consisted of $1.1 billion of stock-based compensation expense, net of amounts capitalized, $15.0 million of amortization of deferred commissions, $13.2 million of non-cash operating lease costs, and $9.5 million of depreciation and amortization, partially offset by $21.6 million in unrealized gains from the remeasurement of equity securities and $12.5 million in net accretion of discounts on marketable securities.
The cash provided from changes in our operating assets and liabilities was primarily due to a $92.2 million increase in deferred revenue related to increased billings, a $57.7 million increase in accrued compensation and benefits as a result of our increased headcount associated with the growth of our business and implementation of a company-wide annual bonus program and withholdings retained from employees for the initial offering period under our 2025 Employee Stock Purchase Plan (“2025 ESPP”) that commenced in connection with the IPO, and a $6.1 million increase in accounts payable. These amounts were partially offset by a $29.8 million increase in prepaid expenses and other current assets, a $25.5 million increase in accounts receivable, and a $15.6 million increase in other assets.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2026 was $6.4 million, which was primarily due to the proceeds from sales and maturities of marketable securities of $618.4 million, partially offset by the purchase of marketable securities of $585.7 million, capital expenditures of $21.4 million, and purchase of intangible assets of $2.8 million.
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
Cash Used in Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2026 was $107.9 million, which was primarily due to $210.7 million used to pay the employee portion of taxes related to the net share settlement of equity awards, partially offset by proceeds from option exercises of $89.4 million and proceeds from the issuance of shares of Class A common stock under our 2025 ESPP of $13.2 million.
Net cash used in financing activities during the nine months ended September 30, 2025 was $55.7 million, which was primarily due to $494.6 million used to pay the employee portion of taxes related to the net share settlement of RSU awards, $330.5 million used to repay borrowings under the Revolving Credit Facility, $2.2 million used to pay deferred offering costs in connection with the IPO, and $1.4 million used to pay for issuance costs on the Revolving Credit Facility, partially offset by proceeds from the IPO, net of underwriting discounts and commissions, of $393.1 million, proceeds from borrowings under the Revolving Credit Facility of $330.5 million, and proceeds from option exercises of $48.3 million.
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
Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2026, under currently applicable rules and regulations, we expect that we will become a large accelerated filer, and cease to be an emerging growth company, as of December 31, 2026. As a result, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, we expect that we will no longer be able to take advantage of the extended transition period under the JOBS Act or the other exemptions available to emerging growth companies, and we will be required to adopt new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

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
Interest Rate Risk
We had cash and cash equivalents of $508.0 million, digital assets, current of $15.9 million, which is comprised of holdings in USDC, and marketable securities of $1.2 billion as of September 30, 2026. The cash and cash equivalents are held primarily for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis points change in interest rates would not have had a material impact on our investments in available-for-sale debt securities for the periods presented.
Any borrowings under the Revolving Credit Facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of September 30, 2026, we had no amounts outstanding under the Revolving Credit Facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income, net in our statements of operations. We have foreign currency exchange risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, Euro, Japanese yen, and the Canadian dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Volatile market conditions, including those arising from macroeconomic events, such as fluctuating interest rates, tightening of credit markets, governmental actions such as tariffs, as well as geopolitical events, have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates. In the event our foreign currency denominated assets, liabilities, sales, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our condensed consolidated financial statements for the periods presented.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.
Equity Price Risk
We have an investment in a Bitcoin exchange traded fund. The fair value of this investment was $70.3 million as of September 30, 2026. Changes in the fair value of this exchange traded fund are impacted by the volatility of Bitcoin and changes in general economic conditions, among other factors. A hypothetical 10% decrease in the price of the Bitcoin exchange traded fund would not have had a material impact on our condensed consolidated financial statements for the periods presented.
Bitcoin Market Price Risk
Our Bitcoin investment is measured using observed prices from active exchanges and adjustments are recorded in net income through other income, net in the condensed consolidated statements of operations. The Bitcoin market price may fluctuate significantly and a decline in the market price of Bitcoin could result in a material and adverse effect on our financial results in future periods. As of September 30, 2026, the fair value of our Bitcoin investment included within digital assets, non-current on the condensed consolidated balance sheets was $14.4 million. A hypothetical 10% decrease in the price of the Bitcoin investment would not have had a material impact on our condensed consolidated financial statements for the periods presented.
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

Part II. Other Information
Item 1. Legal Proceedings
We are regularly involved in legal proceedings or subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. Defending legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see Note 8 “Commitments and Contingencies—Legal matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We may not successfully accomplish any of these objectives and, as a result, it may be difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to fluctuations in our markets, we may be unable to maintain consistent revenue or revenue growth, the value of our Class A common stock could fluctuate, and it may be difficult to achieve and maintain profitability. In addition, changes in the global macroeconomic environment, including, but not limited to, the imposition of trade barriers, tariffs, and other protectionist measures, volatile interest rates and inflation, actual or perceived global banking and finance-related issues, labor shortages, high unemployment rates, labor displacement, supply chain disruptions, changes in investment and spending environments, geopolitical instability, warfare and uncertainty, including, but not limited to, the effects of geopolitical conflicts, weak economic conditions in certain regions, or a reduction in software spending regardless of macroeconomic conditions, may impact our growth.
As we have grown, our number of customers has also increased, and we have increasingly managed more complex deployments of our platform. The rapid growth and expansion of our business places a significant strain on our management, operational, engineering, and financial resources, and rapid development cycles have also created technical debt within our platform. Addressing technical debt requires engineering resources that could otherwise be devoted to new features or enhancements. If we fail to properly manage technical debt, our platform performance may suffer, we may face increased downtime, and our business, operating results, and financial condition could be harmed. Additionally, as we further integrate AI capabilities and expand our product offerings, technical complexity has increased and may continue to increase, potentially exacerbating these challenges. To manage any future growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. If we do not manage future growth effectively, our business, operating results, financial condition, and future prospects would be adversely impacted.
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
•general macroeconomic and political conditions, both domestically and in foreign markets where we operate, including, but not limited to, changes in U.S. federal spending, the imposition of trade barriers, tariffs, and other protectionist measures, global economic slowdowns, actual or perceived global banking and finance-related issues, increased risk of inflation, uncertainty with respect to the U.S. federal debt ceiling and budget and potential U.S. federal government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
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
Although we were founded in October 2012, we have evolved our business and platform significantly since publicly launching our initial product, Figma Design, in 2015, including through the introduction of new offerings. For example, we introduced FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025. Over the last few years we have integrated generative AI and code-related capabilities across our platform, including through AI-powered design generation, the Figma agent and other agentic workflows, and native code layers. In addition, in March 2025, we implemented significant changes to our pricing, packaging, and billing models. In 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model. Accordingly, we have a limited operating history at our current scale of business, and with our current product offerings and pricing, packaging, and billing models, which makes it difficult to evaluate our current business, future prospects, and other trends. For example, we have experienced periods of expansion in our Net Dollar Retention Rate (as defined in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” contained within this Quarterly Report on Form 10-Q). However, our Net Dollar Retention Rate has declined in recent periods and may continue to fluctuate or decline in the future as a result of a number of factors, including the growing level of our revenue base, the level of penetration within our customer base, expansion of products and features, our ability to retain our customers, and any changes to the pricing and packaging of our plans. We expect to continue to make significant expenditures related to the development and expansion of our business, including, but not limited to, expenditures related to acquiring new customers, expanding relationships with existing customers, expanding our global footprint, developing and expanding our platform, growing our sales and marketing investments, expanding our operations both domestically and internationally, and integrating AI, including generative AI, into our platform. We also expect to continue to incur expenditures related to legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries and sectors, such as the risks and uncertainties described herein. Any predictions or estimates about our future revenue and expenses, or the assumptions underlying such predictions or estimates, may not be as accurate as they would be if we had a longer operating history at our current scale of business, and with our current product offerings and pricing, packaging, and billing models, or if we operated in more predictable or established markets. If our assumptions regarding these risks and uncertainties are incorrect or change due to changing circumstances, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business and the trading price of our Class A common stock may be adversely affected. We cannot assure you that we will be successful in addressing these or other challenges we may face in the future.
Changes in our pricing, packaging, or billing models could adversely affect our business, operating results, financial condition, and future prospects.
We have made changes to our pricing, packaging, and billing models in the past, and we expect to continue to make changes to our pricing, packaging, and billing models in the future. For example, in March 2025, we moved away from user-driven upgrades. Prior to March 2025, seat upgrades on certain plans were driven by users by default. Administrators reviewed these new seats retroactively to provision the seats. In the new model, any seat upgrade needs to be approved by an administrator before the license is provisioned. We also introduced multi-product seats that include additional functionality with each seat and increased the price of our most expensive offering, which is our Full seat. We made these changes to keep pace with our expanded offerings and features since our platform’s launch and to provide our customers with more visibility and upfront controls. In 2025, we also introduced AI credits across all Figma seats. Starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model.
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
In addition, we have begun to introduce, and customers may continue to demand, options that change who bears the cost of AI usage or how AI usage is provisioned, including by allowing customers to use their own third-party AI credentials or accounts (for example, bring-your-own-key arrangements), which may reduce the amount of AI usage that is metered through our AI credit programs. Such arrangements may increase certain costs (including, but not limited to, costs relating to engineering, infrastructure, security, compliance, and support), impact our margins, materially change the amount, mix, and timing of our revenue, and make our operating results harder to forecast. The net impact of any such arrangements on our revenue, margins, and cash flows may be difficult to predict and may vary across customers, products, and periods. Any such arrangements could also reduce our ability to meter, price, and control AI usage, and increase billing complexity, support burdens, and disputes.
Our ability to increase or maintain our prices may be constrained by competitive dynamics, customer expectations or pressure to provide discounts, or economic conditions. Pricing pressure may require us to reduce the price we charge our customers for usage of our AI products and features, absorb additional costs, or operate certain AI features at lower or negative gross margins for extended periods in order to remain competitive. Moreover, competitive dynamics may result in customers expecting full AI functionality to be included in baseline subscription pricing, which may lead customers to curtail their use of our products and features subject to AI credit pricing, including Figma Make, the Figma agent, and other AI features, or to stop using those products and features altogether, and may limit our ability to monetize the usage of our AI products and features in a manner that offsets associated costs. In addition, the unit economics of AI products and features may be volatile and difficult to predict, including due to changes in third-party model pricing, infrastructure costs, usage patterns, and the rate and scale at which customers adopt AI-powered workflows. Improvements in model or product efficiency, or increases in included AI credits, may reduce demand for paid AI usage even if product engagement or output increases, and contractual commitments or customer expectations may limit our ability to adjust included credits or pricing promptly. If we are unable to increase prices to offset rising costs, including costs related to AI inference or otherwise related to providing AI features, or to otherwise update our pricing model, including to better align it with the increased integration of AI into our platform, or if price increases or other changes to our pricing model significantly reduce customer demand, our business, operating results, and financial condition could be negatively impacted.
Further, as AI and its integration into software becomes more prevalent and its use cases become more sophisticated, including with respect to our products and the products of our competitors, there could be a decrease in the number of designers, developers, and other collaborators that use our platform if such individuals are able to significantly increase their efficiency through the use of AI capabilities alongside or instead of our platform or if our customers or potential customers reduce the size of their product development, design, and engineering workforces in response to the perceived or actual capabilities of AI to perform work previously completed by human designers, developers, and other collaborators. Such a decrease could reduce the number of seats that customers or potential customers subscribe to, which could lead to a loss of revenue and slower growth and could adversely impact our business, operating results, and financial condition. Our seat-based subscription model may become less aligned with customer value creation as AI automates or consolidates work that historically required multiple users. In response to any industry changes resulting from AI, we may need to make further changes to our pricing, packaging, and billing practices, including potential changes to our seat-based subscription model or to the way we offer and charge for our AI products and features. If we are unable to adapt our pricing and packaging models quickly and effectively, our revenue growth, margins, business, operating results, and financial condition could be negatively impacted.
Changes to our pricing, packaging, and billing models, including the changes to our pricing and packaging plans introduced in March 2025 and the enforcement of AI credit limits starting in March 2026, and any further changes that we make in the future, may, among other things, result in customer dissatisfaction, lead to a loss of customers, result in customers curtailing or stopping their usage of our products and features subject to AI credit pricing, including Figma Make, the Figma agent, and other AI features, harm our brand, and negatively impact our business, operating results, and financial condition. For example, following our enforcement of AI credit limits starting in March 2026, we observed elevated customer support volume, instances of customer dissatisfaction expressed through public and social channels, and reduced usage by certain customers. While we are continuing to evaluate the longer-term impact, we may experience further dissatisfaction, dispute resolution costs, or customer churn in the future.
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
Over time, we expect to introduce products, features, and services, or to otherwise implement pricing and packaging models, that are billed differently than on a per-seat subscription basis. For example, in 2025, we introduced AI credits across all Figma seats. Starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model.
Credit-based, usage-based, or outcome-based billing models increase the complexity of accurately measuring and charging for product usage, and may increase the risk of billing disputes, reduced collectibility, refunds, chargebacks, and regulatory scrutiny. As we have begun enforcing AI credit limits and have introduced flexible options for incremental usage, including AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model, the mechanisms by which we meter, attribute, and report usage have become, and may continue to become, more complex. Customer trust in these models may depend in part on our ability to provide clear, accurate, and timely visibility into usage, balances, limits, overages, and applicable charges. If customers, users, or administrators are unable to understand how usage is measured, attributed, pooled, refreshed, invoiced, or enforced across products, plans, billing groups, or time periods, or if our interfaces, systems, or communications do not clearly convey such information, customers may delay purchases, dispute invoices, seek credits or refunds, reduce usage, or decline to renew their subscriptions. Errors or perceived errors in our usage measurement, billing calculations, invoicing, proration, credits, or refund processes could result in customer dissatisfaction, disputes, non-payment, increased customer support costs, and harm to our reputation. In addition, customers may assert claims or seek class-wide relief alleging that our disclosures, user interfaces, or billing practices were misleading or unfair, including with respect to plan changes, renewal terms, cancellation, or downgrade processes, or the timing of enforcement of usage limits. We may become subject to enforcement actions or investigations under consumer protection, subscription, auto-renewal, or unfair competition laws and regulations in the jurisdictions in which we operate. Any of the foregoing could adversely affect our business, operating results, financial condition, and future prospects.
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
In addition, increased reliance on credit-based, usage-based, or outcome-based billing models has increased the complexity of applying revenue recognition guidance to our contracts, including, but not limited to, with respect to identifying performance obligations and contract modifications, estimating variable consideration (including credits, refunds, disputes, concessions, or other adjustments), and estimating and accounting for any “breakage” or unused credits. If we experience higher-than-expected credits, refunds, disputes, or price concessions, or if we are required to increase reserves for uncollectible amounts, our reported revenue, deferred revenue, operating cash flows, and period-to-period comparability could be adversely affected. Credit-based, usage-based, or outcome-based arrangements may also shift a greater portion of our billings and collections to later periods (including after usage is incurred), which could increase accounts receivable balances, collection risk, and working capital needs and reduce our visibility into near-term results. All of the foregoing may make it more difficult to accurately forecast our operations. Moreover, products, features, and services that are billed differently than on a per-seat subscription basis may be treated differently than seat-based subscriptions for purposes of sales, value-added tax (“VAT”), goods and services tax, or other indirect taxes in certain jurisdictions, or may trigger additional invoicing, documentation, and audit requirements. If we incorrectly calculate, collect, remit, or report applicable taxes, or if tax authorities take positions inconsistent with ours, we could be subject to assessments, penalties, interest, disputes, customer dissatisfaction, and increased compliance costs.
If we are unable to attract new customers or retain and increase adoption of our products and services by existing customers, we may not achieve the growth we expect, which would adversely affect our business, operating results, financial condition, and future prospects.
In order for us to improve our operating results and continue to grow our business, it is important that we continue to attract new customers and that existing customers continue to renew and increase their usage of our products. Customers have no obligation to renew a subscription after the expiration of the contract term, and customers may not renew their subscriptions with a similar contract period, with the same or greater number of seats, for the same subscription plan, or at all. In addition, starting in March 2026, we began enforcing AI credit limits and introduced flexible options for incremental usage, including AI credit add‑ons to existing subscriptions or usage billed under a pay‑as‑you‑go model. Customers are under no obligation to purchase AI credit add‑ons to their existing subscriptions or AI usage under the pay‑as‑you‑go billing model, and they may curtail or stop their usage of our AI-powered products and features at any time. If our customers do not renew their subscriptions or if they renew on terms less favorable to us, or if our customers curtail or stop their usage of our AI-powered products and features in light of our AI credit billing model, our business, operating results, financial condition, and future prospects may be adversely impacted.
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
Further, our future success depends, in part, on our ability to convert users of our free plan into paying customers on a paid pricing plan and to sell additional offerings, including AI credit add‑ons to customers’ existing subscriptions or AI usage under the pay‑as‑you‑go billing model, to existing paying customers. This may require us to incur increased sales and marketing expenses, but it may not result in additional sales. The rate at which our customers convert from our free plan to our paid product plan and the rate at which our customers purchase additional or premium offerings depend on a number of factors, including, but not limited to, the features, functionality, and pricing of such offerings, availability of competitive offerings, as well as general macroeconomic conditions. If our efforts to convert users of our free plan to our paid pricing plans or sell additional or premium offerings to customers are unsuccessful, our business, operating results, financial condition, and future prospects may be adversely impacted.
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
In recent years, we have released a number of new products and feature enhancements intended to address a broader set of use cases than contemplated by our initial product, Figma Design, and we expect to continue to release additional products and feature enhancements to our platform. Our future success will depend in part on the success of these new products and features and our ability to demonstrate the value of them to a wider set of users, both within current customers and prospective customers. If we are unable to successfully market new products and features to a wider set of customers, we may not achieve the return on our initial investments, or long-term growth, expected by analysts or investors, and our business may be adversely affected as a result.
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
We have made significant investments to develop, launch, and enhance new products and services, such as FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025, and to integrate generative AI and code-related capabilities across our platform, including through AI-powered design generation, the Figma agent and other agentic workflows, and native code layers. We intend to continue investing significant resources to develop and launch new products, services, features, and functionality, including enhancements to our platform’s accessibility. If we do not allocate these resources efficiently, effectively, or in an otherwise commercially successful manner, we may not realize the expected benefits of our strategy. There can be no assurance that customer demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market adoption to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. For example, we have offered, and expect to continue offering, certain new products and features in beta form, in some cases at no charge to our customers. We may incur substantial costs, including in connection with AI inference and AI-inference related fraud and abuse, infrastructure, and support, in connection with our offerings before, or without ever, generating offsetting revenue from them. Adoption of a new product or feature may grow faster than we anticipate and before we have accurately measured and understood the associated costs or implemented appropriate pricing, packaging, or usage controls. In such cases, our costs associated with such products and features could increase faster than any offsetting revenue generated thereby, which could adversely affect our gross margins and operating results. It is also possible that products and services developed by others, including, but not limited to, new technologies integrating AI, or products and services developed by competitors that employ a credit-based, usage-based, or outcome-based pricing model, will render our platform and offerings uncompetitive or obsolete. Further, our development efforts with respect to new technologies, offerings, features, and functionality could distract management from current operations, and would divert capital and other resources from our more established offerings. If we do not realize the expected benefits of our investments, our business, operating results, financial condition, and future prospects could be adversely affected.
Competitive developments in AI and our inability to effectively respond to such developments could adversely affect our business, operating results, and financial condition.
Developments in AI are already impacting the software industry significantly, and we expect this impact to be even greater in the future. AI has become more prevalent in the markets in which we operate and may result in significant changes in the demand for our platform, including, but not limited to, reducing the difficulty and cost for competitors to build and launch competitive products, altering how consumers and businesses interact with websites and apps and consume content in ways that may result in a reduction in the overall value of interface design, or otherwise making aspects of our platform obsolete or decreasing the number of designers, developers, and other collaborators that utilize our platform. Any of these changes could, in turn, lead to a loss of revenue and adversely impact our business, operating results, and financial condition.
While we have made, and expect to continue to make, significant investments to integrate AI, including generative AI, into our platform, AI technologies are rapidly evolving and there can be no guarantee that our products will remain competitive as new AI technologies are developed, adopted, and integrated into software solutions. We expect that ongoing, and likely increasing, investment will be required over time to continuously improve our use of AI technologies. If we fail to invest sufficiently or on a timely basis, including if we under-invest in compute capacity and related infrastructure, our AI research and development efforts may be delayed and we could become unable to keep pace with technological advances and competing offerings. As with many technological innovations, there are significant risks involved in developing, maintaining, and deploying AI. There can be no assurance that the integration of such technologies will enhance our products or services or be beneficial to our business, including, but not limited to, with respect to our efficiency or profitability. Similarly, we cannot guarantee that our investments in the development and integration of AI will be successful or provide an adequate return, including, without limitation, with respect to the amount of time, focus, and staffing directed towards these efforts. Our announced or perceived AI roadmap and product strategy may create heightened expectations among customers and investors, and if we fail to meet those expectations, our business, operating results, financial condition, and future prospects could be adversely affected.
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
Further, our competitors may incorporate AI into their products more quickly or more successfully than we do, which would impair our ability to compete effectively. Decisions as to whether and how to integrate various AI technologies are difficult and we may choose not to adopt certain technologies or take advantage of certain data sets available to us as a result of ethical, legal, regulatory, or reputational concerns, which could put us at a competitive disadvantage and harm our business, operating results, and financial condition. For example, we, or our customers, may choose, or be required, not to use some high-performing or low-cost open-source or open-weight models or checkpoints due to security, compliance, export control, sanctions, procurement, or reputational considerations. If our competitors use such models and no comparable alternative is available, we could be at a competitive disadvantage and our business, operating results, and financial condition may be harmed as a result.
In the future, we may seek to co-train or otherwise customize AI models with third parties or using additional datasets. Efforts to co-train, fine-tune, or otherwise customize AI models may also require significant expenditures on compute, data preparation, evaluation, experimentation, infrastructure, and personnel, and such efforts may need to be repeated as base models, model providers, customer expectations, or legal and regulatory requirements evolve. These efforts may be costly, may not result in durable performance improvements, may become obsolete more quickly than anticipated, may require us to share or process additional data with third parties or in new environments, and could increase risks related to data rights, privacy, security, confidentiality, intellectual property, regulatory compliance, and partner dependency, any of which could adversely affect our business and reputation. Additionally, certain third parties have advertised opportunities to license Figma files and related content from users. If such content is used to develop or improve competing AI models or products, our competitive position could be adversely affected.
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
Our failure to successfully develop, commercialize, or effectively monetize our products or services involving AI technologies could impact the price of our Class A common stock and impair our ability to raise capital, expand our business, improve and diversify our product offerings, efficiently manage our operating expenses, and respond effectively to competitive developments. Moreover, the use of AI technologies and our investments to integrate AI into our platform may adversely impact our business, operating results, and financial condition. For example, in the short term, we expect that our AI investments and use of AI technologies, including as part of Figma Make, the Figma agent, and our other AI features, will negatively impact our gross margins and operating margins and, given the newness of and rapid development of these technologies, the impacts on our gross margins and operating margins, and on our business, operating results, financial condition, and future prospects over the longer term, are currently unknown.

Advances in AI could be transformative and may occur more rapidly than anticipated. If AI systems become capable of materially accelerating AI development, the pace of change in our industry could increase rapidly, and we may be unable to develop, test, and introduce new products and features quickly enough to meet changing customer needs and remain competitive. The development of highly capable general-purpose or autonomous AI systems, including the potential emergence of artificial general intelligence or superintelligence, could lead to significant economic, societal, political, and geopolitical disruption. Such disruption could reduce demand for our products, change how organizations staff and budget for design and product development, and increase volatility in customer spending. It could also prompt governments to adopt emergency measures or sweeping new regulations, restrictions, or moratoria on the development, deployment, or use of advanced AI systems, or to regulate access to compute, chips, energy, or cloud infrastructure, any of which could increase our costs, delay or limit our ability to offer AI features, or require us to materially modify our products, business model, or operations. In addition, serious harms attributed to advanced AI systems, including widespread fraud, cyberattacks, misinformation, automated reconnaissance, or other safety incidents, could increase litigation risk and reputational harm for companies offering AI-enabled products, even where such harms are caused by third parties or are outside our control. Any of the foregoing could adversely affect our business, operating results, and financial condition.
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
•general macroeconomic and political conditions, both domestically and in foreign markets where we operate, including, but not limited to, changes in U.S. federal spending, the imposition of trade barriers, tariffs, and other protectionist measures, global economic slowdowns, actual or perceived global banking and finance-related issues, increased risk of inflation, uncertainty with respect to the U.S. federal debt ceiling and budget and potential U.S. federal government shutdowns related thereto, interest rate volatility, supply chain disruptions, labor shortages, and potential global recession;
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
Certain of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. Our competitors may be able to devote greater resources to the development, promotion, and sale of their products and services than we can, and they may offer lower pricing than we do or bundle certain competing products and services at lower prices or for free. For example, AI-enabled offerings by large platform companies, AI model providers, and other technology providers, whether standalone or embedded in broader platforms, could reduce the perceived value of our standalone offerings and pressure our pricing and market position. Certain of our competitors may also have greater resources to research and develop new technologies, support customers, and pursue acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings and more mature distribution and go-to-market strategies, which allows them to leverage their existing customer and distributor relationships to gain business in a manner that discourages potential customers from purchasing our platform. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Pricing pressures and increased competition could result in reduced sales, lower margins, or financial losses, or hinder our ability to maintain or improve our competitive market position, any of which could adversely affect our business, operating results, and financial condition.
Our product and investment decisions may negatively impact our short-term financial results and may not produce the long-term benefits that we expect.
We make product and investment decisions, which we believe are essential to the success of our platform and to serve the best long-term interests of Figma and our stockholders. As a result, we may make business decisions that negatively impact our financial results in the short-term when we believe that the decisions are consistent with our goal to improve the user experience on our platform, attract new users and customers, and expand our relationships with our existing users and customers, resulting in the long-term success of our platform and business. These decisions may not result in the outcomes we expect and may not be consistent with the expectations of investors and analysts, in which case our business, operating results, and financial condition could be adversely affected.
The markets for our products and services are relatively new and unproven and may not grow, which would adversely affect our business, operating results, financial condition, and future prospects.
Although we launched our initial product, Figma Design, in 2015, the markets for our products and services, and especially those recently introduced, such as FigJam in 2021, Dev Mode in 2023, Figma Slides in 2024, and Figma Sites, Figma Make, Figma Buzz, Figma Draw, and Figma Weave in 2025, as well as the generative AI and code-related capabilities integrated across our platform, including AI-powered design generation, the Figma agent and other agentic workflows, and native code layers, remain relatively new and unproven. Because the markets for our products and services are relatively new and rapidly evolving, it is difficult to predict customer adoption, customer and user demand for our products and services, the size and growth rate of these markets, the entry of competitive products and services, or the success of existing competitive services. It is also difficult to predict the impact of AI on our markets. Any expansion or contraction in our markets depends on a number of factors, including, but not limited to, the cost, performance, and perceived value associated with our platform and the appetite and ability of customers to pay for and subscribe to our platform. Further, even if the overall markets for the type of offerings we provide continue to grow, we face intense competition from larger and more well-established companies, as well as new entrants, and we may not be able to compete effectively, or achieve further widespread market adoption of our platform. If the markets for our platform do not grow to the extent that we anticipate or our platform does not achieve further widespread adoption within the markets in which we operate, our business, operating results, financial condition, and future prospects could be adversely affected.

Our use of AI in our products and services may result in reputational harm, legal liability, competitive risks, and regulatory concerns that could adversely affect our business, operating results, and financial condition.
We have made, and expect to continue to make, significant investments to integrate AI, including generative AI, and machine learning technology into our platform, including as part of our Figma Make product, the Figma agent, and other Figma AI features. Many AI technologies are relatively new and present ethical, legal, regulatory, and reputational challenges. The use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or may violate current or future laws and regulations or contractual commitments. Standards and expectations regarding AI safety, acceptable outputs, and appropriate safeguards are evolving and may differ across our industry, customers, regulators, and the public, including across different geographies, cultures, and political environments, and there may be no consensus on what constitutes safe behavior for a given use case. We may be unable or unwilling to implement controls that satisfy all such expectations. Our decisions about whether and how to restrict or moderate AI outputs, and our use of certain AI technologies, including open-source and open-weight models or checkpoints (including those developed within and outside the United States), could result in customer dissatisfaction, reputational harm, or regulatory scrutiny. Certain AI technologies have come under public scrutiny due to allegations that they generate inaccurate, incomplete, or misleading content, introduce unintended biases, and produce other discriminatory or unexpected results, errors, or inadequacies. Consumer and societal attitudes toward AI are evolving and there is a risk that regulators or the public may perceive AI technologies negatively. Concerns about automation, automated decision-making, privacy, security, transparency, and other ethical considerations could deter AI adoption. The insurance coverage we maintain may not extend to all AI-related risks we may face, and may not cover us for all losses for errors or omissions caused by AI.
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
In addition, the use of AI applications may result in data leakage or unauthorized exposure of data, including, but not limited to, confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and operating results. The above risks may be increased by the introduction of our Figma Weave product, which contains many AI models, some of which are entirely independent third-party models that are provided to customers “as is.” AI products and features may introduce additional security vulnerabilities and threat vectors beyond traditional software risks (including prompt injection, data poisoning, model inversion, membership inference, backdoors, deceptive behavior, or other latent or hidden behaviors that are difficult to detect in testing, may persist despite safety training or other safeguards, and may be triggered under certain conditions, and other attacks designed to cause models to disclose sensitive information), behave in unintended ways, or produce harmful or misleading outputs. Users or third parties may attempt to circumvent or defeat safeguards (including through jailbreaks, prompt manipulation, or other techniques) to generate prohibited content, extract sensitive information, or drive excessive usage. Such activity could increase our costs (including AI inference and support costs), result in fraud, billing disputes, or chargebacks, and cause reputational harm or liability. In addition, the use of third-party models and toolchains may increase supply-chain risk, including the risk that model weights, safety layers, or dependencies are compromised, misconfigured, or updated in ways that degrade security or performance. If any of these vulnerabilities result in the unauthorized disclosure of customer content, confidential information, personal data, or proprietary information, or if customers believe our AI features are not sufficiently secure for their use cases, we could face contractual claims, indemnity demands, regulatory scrutiny, reputational harm, and reduced adoption of our AI features or platform.
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
In Europe, the EU Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based governance framework for AI in the EU market. Once fully implemented, the EU AI Act will have a material impact on the way AI is regulated in the EU, as it applies to companies that develop, use, and/or provide AI in the EU and, depending on the AI use case, includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI, and foundation models, and imposes substantial fines for breaches. The EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of AI technologies and our ability to provide, improve, or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operating results, and financial condition. It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI technologies for our business, or require us to change the way we use AI technologies in a manner that negatively affects the performance of our offerings and the way in which we use AI technologies. We may need to expend resources to adjust our products, services, or operating procedures in certain jurisdictions if the laws, regulations, or decisions regarding AI technologies are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses (such as by imposing additional reporting and compliance obligations regarding our use of AI technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, operating results, and financial condition.
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

In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the challenges, problems, liabilities, or other shortcomings involved in an acquisition. Further, current and future changes to the U.S. and foreign regulatory approval processes and requirements related to acquisitions may cause approvals to take longer than anticipated, not be forthcoming, or contain burdensome conditions, which may prevent the completion of the transaction or jeopardize, delay, or reduce the anticipated benefits of the transaction, and impede the execution of our business strategy. For example, in 2022, we entered into an agreement to be acquired by Adobe. However, based on our joint assessment that there was no clear path to obtain the required regulatory approvals for the transaction to close, in 2023 we mutually agreed with Adobe to terminate the agreement. In addition, the process of seeking the regulatory approvals necessary to close an acquisition can be long and burdensome, requiring significant time and attention from the management team and imposing opportunity costs. If we do complete acquisitions, they may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we announce or complete could be viewed negatively by our customers or investors.
In addition, if we are unsuccessful at integrating existing and future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting (including goodwill) charges. Additionally, integrations could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies. Further, the companies we acquire could introduce new risks to our business or have vulnerabilities and/or unsophisticated practices (including security or data protection measures), which may expose us to significant cybersecurity, legal, operational, compliance, financial, and brand risks.
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
In addition to our strategic investments, we maintain a portfolio of marketable equity, debt securities, and digital assets. From time to time, we have invested excess cash reserves in alternative assets, such as Bitcoin and a Bitcoin exchange traded fund, and we may continue to invest in cryptocurrencies and other alternative assets in the future. The investments in our portfolio are subject to our corporate investment policy, which focuses on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our corporate investment policy and subject to market conditions. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities and other assets in our investment portfolio, volatility, and other factors, including unexpected or unprecedented events. Any investments we make in cryptocurrencies and other alternative assets, such as Bitcoin and a Bitcoin exchange traded fund, are subject to the market prices of such assets, which have been highly volatile and may continue to fluctuate in the future due to market factors, regulatory developments, and other risks that are outside of our control. Further, technological developments may undermine the cryptographic protocols underlying digital assets, including Bitcoin, render public-key cryptography ineffective, and enable theft or unauthorized transfers of digital assets or undermine confidence in their security, adversely affecting the value or liquidity of such assets and related investment products. As a result, we may experience a decline in value or loss of liquidity of our investments, which could materially and adversely affect our business, operating results, and financial condition.
Adverse global macroeconomic conditions or reduced software spending could adversely affect our business, operating results, and financial condition.
Our business depends on the overall demand for software technology and on the economic health of our current and prospective customers. As the landscape for software technology, and for the types of products that we offer, evolves, the purchase of our products may be considered discretionary and involve a significant commitment of capital, implementation, and other resources by an organization and, as a result, prospective customers may decide not to purchase our products and existing customers may reduce their use of our products. Weak global and regional economic conditions — including, but not limited to, U.S. and global macroeconomic issues, actual or perceived global banking and finance-related issues, any economic impacts due to changes in U.S. federal spending, the imposition of trade barriers, tariffs, and other protectionist measures, labor shortages, labor displacement, high unemployment rates, supply chain disruptions, fluctuating interest rates and inflation, changes in investment and spending environments, geopolitical instability, warfare, and uncertainty, including the effects of geopolitical conflicts — could result in longer sales cycles, pressure to lower prices for our platform, reduced sales to new or existing customers, or slower or declining growth of our business or negatively impact our ability to attract new customers, retain existing customers, or increase the adoption of our products and services by new and existing customers, any of which would adversely affect our business, operating results, and financial condition. For example, in 2023, we experienced a decline in usage and consumption patterns from certain customers, especially larger enterprise customers, longer sales cycles, and downsizing of renewals by existing customers, especially larger enterprise customers. We believe these trends were due, in part, to uncertainty in macroeconomic conditions and related cost-consciousness around software budgets at the time.
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

Security and privacy breaches, including incidents involving third-party service providers or software, may adversely impact our business, operating results, and financial condition.
Our platform hosts, processes, stores, and transmits our and our customers’ proprietary and sensitive data, including personal data about customers, employees, business partners and others, and trade secrets. We also use third-party service providers to help us deliver services to our customers and users and support our internal operations. These vendors may host, process, store, or transmit personal and financial data, or other confidential information of our employees, consultants, or our users and customers. We collect such information from individuals located in the United States and abroad and may host, process, store, or transmit such information outside the country in which it was collected. As our products and AI features access sensitive customer data and interact with connected systems, errors or unintended agent actions, as well as malicious instructions or compromised credentials or integrations, could expose, alter, or destroy customer code or data or disrupt those systems before we or our customers can detect, stop, or reverse the harm. While we and our third-party service providers have implemented security measures designed to protect against privacy and security breaches, these measures could fail or may be insufficient, resulting in unauthorized access to or disclosure, modification, misuse, destruction, or loss of our or our customers’ data or other sensitive information. We have experienced, and may in the future experience, cybersecurity incidents; however, to date, we are not aware of any such incidents that have had a material impact on our business, operating results, and financial condition. Any security breach of our platform, our operational systems, physical facilities, or the systems of our third-party processors, or the perception that a breach has occurred, or other adverse impact to the availability, integrity, or confidentiality of such platform and systems, could result in litigation (including class actions), indemnity obligations, regulatory enforcement actions, investigations, compulsory audits, fines, penalties, mitigation and remediation costs, disputes, reputational harm, diversion of management’s attention, and other liabilities and damage to our business.
We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our or our customers’ confidential or personal data and our and our third-party service providers’ information technology systems, which could result from human error, system misconfiguration, or from cyber-attacks, including distributed-denial-of-service attacks, reverse-engineering of AI algorithms, prompt injection attacks, automated reconnaissance, backdoors, deceptive behavior, latent or hidden behaviors, web scraping, ransomware attacks, business email compromises, credential stuffing, computer malware, viruses, and social engineering (including phishing, deepfakes, and voice cloning), software supply-chain compromises, including, but not limited to, via AI agents, templates, designs, icons, widgets, plugins, or other third-party software or content, malicious code embedded in open-source or open-weight software, models or checkpoints, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our and our third-party service providers’ information technology systems, products or services, which are prevalent in our industry. AI-enabled tools may increase the speed and scale at which software vulnerabilities, including zero-day vulnerabilities, in our systems and those of our third-party service providers are discovered and exploited, reducing the time available to implement safeguards and the costs and technical expertise required to conduct attacks. Cybersecurity threats may come from a variety of sources, including nation-state sponsored espionage and hacking activities, corporate espionage, organized crime, sophisticated organizations, hacking groups and individuals, insider threats, and AI systems acting autonomously. Any security breach or disruption could result in the loss or destruction of, or unauthorized access to, or use, alteration, disclosure, or acquisition of confidential or personal data, which may result in damage to our reputation, termination of customer contracts, litigation, regulatory investigations, or other liabilities. More capable AI models that are or may soon become widely accessible may further amplify the capabilities of threat actors. Technological developments could render certain cryptographic methods ineffective, compromising the security of our or our third-party service providers’ systems and data and requiring costly changes to our security infrastructure. Any circumvention or failure of our cybersecurity defenses or measures could compromise the confidentiality or integrity of our customers’ data or other sensitive information. If our, our customers’, or our partners’

security measures are breached as a result of third-party action, fraud, human error, system misconfiguration, malfeasance, or otherwise, and, as a result, someone obtains unauthorized access to our platform including confidential or personal data of our customers, our reputation could be damaged, our business may suffer loss of current customers and future opportunities, and we could incur significant financial liability including fines, cost of recovery, and costs related to remediation measures.
Our reliance on third-party service providers, software, components, and integrations, including cloud infrastructure, identity and access management, and AI-related services, exposes us to security risks beyond our direct control. Attackers may compromise providers’ software development or distribution systems, software updates, open-source dependencies, or credentials, keys, and authentication tokens to gain access to our systems or data or those of our customers. Such incidents may arise through providers’ subcontractors or other upstream dependencies with which we have no direct contractual relationship. A compromise of a widely used service provider, software tool, component, or integration could affect multiple services on which we rely simultaneously. Our data or our customers’ data could be compromised within a provider’s environment even if our own systems are not breached. Such risks may persist even after we have discontinued our relationship with or reliance on any particular third-party service provider, software tool, component, or integration.
We may have limited visibility into or control over the security practices, vulnerabilities, and incident response capabilities of these third parties and their dependencies. Due diligence, security assessments, audits, certifications, and contractual requirements may not identify or prevent all vulnerabilities or compromises. Providers may fail to detect, contain, or remediate incidents promptly or provide us with timely, complete, and accurate information, limiting our ability to assess the scope and impact of an incident and protect our systems and data. Applying a patch or replacing compromised software may not eliminate unauthorized access obtained through stolen credentials or otherwise fully remediate a compromise.
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
Any security breach could also lead to unauthorized access to, or disclosure of, our trade secrets or other proprietary information. Unauthorized access to or disclosure of trade secrets or other proprietary information, including our source code, could result in the loss of critical intellectual property protections, such as trade secret status. If our source code or other sensitive technologies are improperly accessed, copied, or disclosed, third parties may be able to replicate our products or services, which could weaken our competitive position, lower customer demand, and adversely affect our revenue and operating margins. In addition, responding to and mitigating such incidents could require significant management attention and resources, result in costly legal claims or investigations, and cause reputational harm. Any of these outcomes could materially and adversely impact our business and financial condition.
Techniques used to obtain unauthorized access or to sabotage systems change frequently, and the emergence of AI-driven offensive cyber capabilities may further compress the time between vulnerability discovery and exploitation. As a result, we may be unable to fully anticipate these techniques or to implement adequate preventative measures before they are exploited. Further, the incidence of state-supported and geopolitical-related cyberattacks may rise in connection with regional geopolitical conflicts which have increased the risk of cyberattacks on various types of infrastructure and operations. Bad actors are also utilizing AI-based tools, including generative AI-based tools, to execute attacks, circumvent security controls, evade detection, and remove forensic evidence, creating unprecedented cybersecurity challenges. In addition, AI systems have demonstrated the capacity to discover and exploit previously unknown software vulnerabilities across widely deployed operating systems, browsers, and other software on which our platform and infrastructure depend, which could expose us or our customers to attacks before patches or mitigations become available. Even when patches or mitigations are available, we, or our third-party service providers, may be unable to implement them before vulnerabilities are exploited. As a result, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, confidential or personal data, or business. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with worker fraud (including through the use of a stolen or forged identity to gain employment) and with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed, and we could lose sales and customers. If we are, or are perceived to be, not in compliance with data protection, consumer privacy, or other legal or regulatory requirements or operational norms bearing on the collection, processing, storage, or other treatment of data records, including personal data, our reputation and operating performance may suffer. Any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations and processes, and penalties that could damage our reputation and adversely impact our business, operating results, and financial condition.
We have certain contractual and legal obligations to notify relevant stakeholders of security breaches. Most jurisdictions have enacted their own laws requiring companies to notify affected individuals, regulatory authorities, and relevant others of security breaches involving certain types of data, including personal data. In addition, our agreements with certain customers may require us to notify them in the event of a security breach. Delayed or incomplete information from third parties could impair our ability to meet applicable notification and disclosure obligations. The foregoing mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures, and may require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach, any of which could exacerbate the adverse impact of the security breach.
A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that any limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages. Our ability to recover losses from a third-party provider may be limited by contractual liability caps, exclusions, or indemnification terms, or by the provider’s financial resources, and any recovery may be insufficient to cover our losses. While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks and insurance may not be available to us in the future on economically reasonable terms or at all.
Any adverse impact to the availability, integrity, or confidentiality of our data, systems, or physical facilities could result in disputes, claims, or litigation with our customers and impacted third parties, or investigations by government authorities. These proceedings could force us to incur significant expenditures in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our platform, products, and services in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity, or availability of our data or the data of our customers and users was disrupted, we could incur significant liability, or our platform, products, and services may be perceived as less desirable, which could negatively affect our business and damage our reputation.
If we do not or cannot maintain the compatibility of our platform with our customers’ existing technology, including third-party technologies that our customers use in their businesses, our business, operating results, and financial condition may be adversely affected.
The functionality and popularity of our platform depend, in part, on our ability to integrate our platform with our customers’ existing technology, including other third-party technologies that our customers use in their businesses. Our customers, or the third parties whose products and services our customers utilize, may change the features of their technologies, restrict our access to their technologies, or alter the terms governing use of their technologies in a manner that makes our platform incompatible with their technologies, which would adversely impact our ability to service our customers. Such changes could functionally limit or prevent our ability to use these third-party technologies in conjunction with our platform, products, and services, which would negatively affect adoption of our platform and harm our business. Moreover, greater openness of our platform to third-party products, services, integrations, or developers could facilitate competing offerings or reduce our ability to monetize our platform, while restricting or limiting third-party access to our products, services, integrations, or developer resources could limit interoperability and discourage third-party development, which may negatively impact the functionality of our platform and our brand reputation. If we fail to create or maintain a robust developer ecosystem or otherwise fail to integrate our platform with our customers’ technologies and with third-party technologies that our customers use, we may not be able to offer the functionality that our customers need, which could adversely impact our business, operating results, and financial condition. In addition, customers may require our platform to comply with certain security or other certifications and standards. If we are unable to achieve, or are delayed in achieving, compliance with these certifications and standards, we may be disqualified from selling our platform to such customers, or may otherwise be at a competitive disadvantage, either of which could adversely affect our business, operating results, and financial condition.
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
We rely on information technology systems to process, transmit, and store electronic information, including on systems provided by our third-party vendors and service providers. Our ability to effectively manage our business depends significantly on the reliability and capacity of these systems. Our information technology systems, and those of the third parties on whom we rely, may be subject to damage or interruption from telecommunications problems, data corruption, data errors, software defects or errors, fire, flood, acts of war, terrorism, armed conflicts, global pandemics, natural disasters, power outages, systems disruptions, system conversions, system updates, human error, or errors or unintended actions by AI features or AI agents, including third-party agents. We have experienced, and may in the future experience, defects and other performance problems, including the failure of our applications to perform properly, which has led to loss of customer stored files. Our existing monitoring, controls, safety systems, data backup, access protection, user management, contracts with third-party vendors, and information technology emergency planning may not be sufficient to detect or prevent data loss, long-term network outages, or other negative impacts to the usability of our platform. Our production systems might not be sufficiently resilient against regional outages and recovery from such an outage might take an extended period of time. While we have in place a data recovery plan, our data backup systems might fail and our data recovery plans may be insufficient to fully recover all of our or our customers’ data hosted on our system. In addition, actions taken by AI features or AI agents, including third-party agents, may modify, overwrite, or delete customer content, and our controls and recovery processes, including version history and autosave, may not prevent or fully restore such changes. We may have to upgrade our existing information technology systems or choose to incorporate new information technology systems from time to time in order to support the requirements of our growing and increasingly complex business. Introduction of new technology, or upgrades and maintenance to our existing systems, could result in increased costs or unforeseen problems which may disrupt our operations or reduce our operating efficacy.
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
We also have experienced, and may in the future experience, issues with respect to our billing processes as a result of errors in our code or the implementation of our billing logic, user permissioning systems, internal controls, information technology infrastructure, or any third-party technologies integrated into our billing processes. For example, in February 2023, we became aware of an error in our platform that was erroneously causing certain users to be upgraded from free seats to paid seats whenever they took certain actions on our platform, resulting in the overbilling of impacted customers. Upon discovery, we remediated the error and issued credits to impacted customers. We do not currently have any liabilities accrued on our condensed consolidated balance sheets related to this incident. Although these events have not historically had a material impact on our operating results, any future issues with respect to our billing processes may be substantial and could adversely affect our business, operating results, and financial condition.
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
In addition, certain users, customers, employees, or members of the public at large have disagreed with, or found objectionable, and may in the future continue to disagree with, or find objectionable, business practices or organizational decisions, including, but not limited to, with respect to our pricing, packaging, or billing models, or other actions or comments by members of our team. As a result of these disagreements and any negative publicity associated therewith, we could lose users or customers, including loyal members of our community, or we may have difficulty attracting or retaining employees, and such disagreements may divert resources and the time and attention of management from our business. Additionally, with the importance and impact of social media, any negative publicity regarding our policies and practices or organizational decisions or actions by members of our team, including those taken in a personal capacity or unrelated to their roles at our company, may be magnified and reach a large portion of our users, customers, and employees in a very short period of time, which could harm our brand and reputation and adversely affect our business, operating results, and financial condition.
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
We rely on third-party service providers for critical components of our operations, and disruptions, security compromises, or changes in those services could adversely affect our business.
In addition to AWS, we also depend on other third-party providers for services that are critical to the operation of our platform and business, including content delivery, identity and access management, payment processing, analytics and monitoring, and certain AI-related services. In particular, we have significant purchase commitments with a limited number of foundational AI model providers and a material portion of our AI features currently depends on models from them. Minimum purchase or usage commitments may require us to pay for capacity or services we do not use, including if demand, model preferences, or customer requirements change. Any of these third-party providers may experience outages, capacity constraints, cybersecurity incidents, business interruptions, or financial distress, may have their models restricted, suspended, or rendered unavailable as a result of export control, sanctions, or other governmental action, or may change pricing, service levels, security or compliance requirements, or contractual terms. If any such provider fails to perform as expected, if our access is limited or terminated, or if we are required to transition to alternative providers on short notice for any reason, we could experience service degradation or outages, delayed product development, increased costs, billing and collections disruption, and customer dissatisfaction, any of which could adversely affect our business, operating results, and financial condition.
Our providers may rely on common infrastructure or software dependencies, so an incident affecting one provider or component could disrupt several of our providers simultaneously and limit the availability of alternatives. Responding to actual or suspected compromises may require us or our providers to suspend services or integrations, revoke credentials, deploy emergency updates, or migrate to alternative providers. These measures could interrupt our platform or internal operations and require significant expenditures and diversion of personnel. Concurrent incidents could strain our and our providers’ remediation resources and delay recovery, and we may be unable to replace affected services promptly or on commercially reasonable terms.
Additionally, certain customers may require us to restrict or replace the use of specific third-party AI models (including open-source or open-weight models or checkpoints) in order to continue using our platform, which could increase our costs, delay product rollouts, or reduce our ability to serve such customers. Customer requirements to substitute or exclude specific third-party AI models may arise from regulatory or contractual obligations applicable to our customers, government supply-chain or sanctions actions affecting model providers, or evolving customer policies, and may require us to develop, maintain, and operate redundant model integrations or alternative routing arrangements. We may not be able to implement such substitutions on terms that are commercially reasonable, on the timelines our customers require, or while maintaining feature parity, and any inability to do so could result in lost or curtailed sales, customer dissatisfaction, increased costs, or reputational harm.

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
•actual or perceived global banking and finance-related issues;
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
We offer our Starter plan (our free plan), which gives users limited access to our platform. This may not lead to customers purchasing subscriptions to our platform, as usage of our Starter plan may not lead to them or their organization purchasing subscriptions to our platform. To the extent that users do not become paying customers, or we are unable to successfully attract paying customers, our ability to grow our revenue may be adversely affected. In addition, making aspects of our platform available free of charge involves significant expenses, including hosting costs, with no immediate revenue in return. If we fail to convince users of our free plan to purchase paid subscriptions to our platform, our profitability may be adversely affected.

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
•government certification, software supply chain or cybersecurity requirements applicable to us or our platform may change and, in doing so, restrict our ability to sell into the governmental sector and to highly regulated organizations until we have attained the revised certification or meet other new requirements (for example, although we are currently FedRAMP authorized, such authorization is costly to maintain and subject to rigorous compliance, and if we lose our authorization, it will restrict our ability to sell to government entities); further, we have in the past needed, and may in the future need, to change or replace the models powering the AI features embedded in our governmental offerings in response to U.S. federal government supply chain risk designations or changes in the certification or other requirements imposed by the U.S. federal government, and if we are unable to implement suitable changes or replacements on a timely basis, on competitive terms, or at all, our sales to governmental entities and highly regulated organizations could suffer (for example, in February 2026, as a result of the U.S. federal government having identified Anthropic PBC (“Anthropic”) as a supply chain risk, we replaced Claude, Anthropic’s large language model on which we had built the AI features embedded in our government offerings, with alternative models);
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
•governments routinely investigate and audit government entity contractors’ compliance with government contract provisions and applicable procurement laws and regulations, and failure to comply with these laws, regulations, or provisions in government entity contracts for our platform could result in the government refusing to continue buying our platform, terminating its contracts for our platform, or suspending or debarring us, which would adversely impact our revenue and operating results, initiating breach of contract actions, or instituting fines or civil or criminal liability if an investigation, audit, or other review were to uncover improper or illegal activities;
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
Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, sales team, research and development team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. For example, we have experienced, and may continue to experience, attrition of product, design, engineering, and other key personnel to companies developing foundational AI models and AI-native products, including companies that are also our commercial partners or third-party model providers, and any prolonged attrition of key product, design, engineering, or other key talent could delay our AI roadmap and impair our competitive position. We have in the past been, and may in the future be, subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
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
If we do not effectively hire, integrate, train, manage, and retain product, design, engineering, and sales personnel, and expand our product, design, engineering, and sales capabilities, we may be unable to increase our customer base and increase sales to our existing customers.
Our ability to increase our customer base, enhance our platform, and achieve broader market adoption of our products and services will depend to a significant extent on our ability to continue to hire, integrate, and retain talented product, design, research, and engineering personnel. Advances within the foundational model providers may not be publicly disclosed or may only be reflected in academic publications after a significant delay. To the extent we lack personnel with recent experience at these foundational model providers, our knowledge of and ability to apply the most current AI methods may be limited, which could impair our ability to develop and enhance AI capabilities in our platform and compete effectively. We have dedicated, and plan to continue to dedicate, significant resources to our product, design, and engineering programs to enhance our platform, including by investing in developing additional features and products, but there is no guarantee that we will be successful in such endeavors. If we are unable to find efficient ways to deploy our product, design, and engineering investments or if these programs are not effective, our business, operating results, and financial condition would be adversely affected.

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
We believe that our company culture has been and will continue to be vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. We have worked to develop our culture, and we strive to empower our employees to continuously learn, evolve, and grow, and treat each other with respect. If we do not continue to develop our company culture as we grow and evolve, including maintaining a culture that encourages a sense of ownership by our employees, it could harm our ability to foster the innovation, creativity, and teamwork that we believe we need to support our growth. We expect to continue to hire as we expand. As our organization grows and is required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our company culture, which could negatively impact its future success. Further, maintaining a cohesive company culture may prove difficult as a significant percentage of our employees work fully remote or remotely for at least part of the workweek. If we are unable to maintain our company culture, we could lose the innovation, passion, and dedication of our team and, as a result, our business and ability to focus on our corporate objectives may be harmed.
Risks Related to Our Intellectual Property
Failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could enable others to copy or use aspects of our platform without compensating us, which could harm our brand, business, and operating results.
We rely on a combination of patent, trademark, copyright, and trade secret laws, and contractual provisions, including confidentiality agreements, to establish and protect our intellectual property and proprietary technology, including from unauthorized use or disclosure by our customers and users, third-party partners, employees, and consultants. However, the steps we take to obtain, maintain, protect, and enforce our intellectual property and proprietary rights may be inadequate. We will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, our competitors may gain access to our proprietary technology and develop and commercialize substantially identical products, services, or technologies, and our business, operating results, and financial condition may be harmed.
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
Despite our efforts to protect our proprietary rights, it may be possible for unauthorized parties to copy or reverse engineer our products and aspects of our platform capabilities or obtain and use information that we regard as proprietary, including to create products that compete with ours. Advances in AI technologies may exacerbate these risks. Further, we enter into confidentiality agreements or other agreements that contain confidentiality provisions with our employees, consultants, vendors, users, and customers, and limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and no assurance can be given that such agreements will be effective in controlling access to, or distribution, use, misuse, misappropriation, reverse-engineering, or disclosure of our proprietary information, know-how, and trade secrets. In addition, any breach of these agreements could negatively affect our business and our remedy for such breach may be limited. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products and platform capabilities. As such, we cannot guarantee that the steps taken by us to prevent unauthorized access, use, disclosure, and distribution of our proprietary information will prevent misappropriation of our technology.
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
We have in the past and may in the future become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties, including our customers. However, we may not be aware that our products or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties have claimed and may bring claims alleging that our current or future platform capabilities, products, and services infringe their intellectual property rights. Such claims may also result in legal claims against our third-party partners and our customers. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such claims will not have an adverse effect on our business, operating results, and financial condition. These claims may be time consuming and costly to defend or settle, and could damage our brand and reputation, harm our customer relationships, and create liability for us. Contractually, we are obligated to indemnify our partners and customers for certain expenses or liabilities they may incur as a result of any such third-party intellectual property infringement claims associated with our platform. In addition, to the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur. We expect the number of such claims, whether warranted or not, to increase, particularly as a public company with an increased profile and visibility, as the number of products and services and the level of competition in our market grow, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase.
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

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and services. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, which licensors are not typically required to maintain and update, and licensors can change the license terms on which they offer the open source software without notice. In addition, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our platform. Further, the shared nature of open source software means the source code for open source software used in our, or our vendors’, offerings is widely available to the public, and a malicious actor could attempt to identify or create vulnerabilities in this open sourced code and exploit those security vulnerabilities, which may increase the likelihood of a data breach, network interruption, or other type of ransomware attack or cyberattack against us or against third parties who may use open source software, such as our key vendors or technology licensors, any of which could negatively impact our business. Although we monitor our use of open source software in an effort to comply with the terms of the applicable open source licenses, to avoid subjecting our platform and products to conditions we do not intend, and to avoid subjecting our platform and products to security vulnerabilities, many of the risks associated with use of open source software cannot be eliminated, and such risks could materially and adversely affect our business, operating results, financial condition, and future prospects, as well as our reputation, including if we are required to take remedial action that may divert resources away from our development efforts.
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
We currently rely on or incorporate, and will in the future rely on or incorporate, technology that we license from third parties, including software and large language models, into our products. For example, Figma’s AI-powered products and features, including our Figma Make product and the Figma agent, rely on off-the-shelf foundational AI models. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies become unreliable, unavailable, or fail to operate properly, we may not be able to secure adequate alternatives in a timely or cost-effective manner, or at all, and our ability to offer our products and remain competitive in our market would be harmed. Further, licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement claims due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our platform. In addition, some of our third-party license agreements may be terminated by our licensors for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell products and services containing or dependent on that technology would be limited, and our business, including our operating results, financial condition, and cash flows could be harmed. Additionally, if we are unable to license technology from third parties, we may decide to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive products and increase our costs. Third-party software we rely on may be updated infrequently, unsupported, or subject to vulnerabilities that may not be resolved in a timely manner, any of which may expose our products to vulnerabilities. Any impairment of the technologies of or our relationship with these third parties could harm our business, operating results, and financial condition.
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
In addition, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our products and services, including, but not limited to, environmental sustainability, climate change, human capital, and employment matters. In particular, we face challenges inherent in effectively and efficiently managing a workforce across a large number of jurisdictions, many of which have differing labor law requirements, including the need to implement appropriate systems, policies, benefits, and compliance programs. If areas of our workforce were to organize, we may face operational constraints, which could adversely impact our culture, business, operating results, and financial condition. To our knowledge, none of our employees in the United States are currently represented by a labor union. Certain of our employees outside of the United States are subject to, and an increasing number may in the future become subject to, mandatory works council, employee representation, or collective bargaining arrangements in accordance with local laws or sector-wide collective agreements, including in jurisdictions where we have established or are establishing direct employment relationships in place of professional employer organization arrangements. These challenges are accentuated by the use and proliferation of emerging technologies within our business, including AI-related technologies, the regulation of which is becoming increasingly complex, including with respect to labor laws and hiring practices. Compliance with such laws, regulations, and policies may require significant investment and expense. Further, if we fail to implement the necessary programs, frameworks and principles for compliance, our reputation, business, operating results, and financial condition may be adversely affected.
The costs of complying with these laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure or perceived failure on our part to comply with the laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, operating results, and financial condition. Furthermore, it is possible that certain governments may seek to block or limit our platform or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our platform for an extended period of time or indefinitely.

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
Although we take precautions to prevent our platform and associated products from being accessed or used in violation of such laws and regulations, we may have inadvertently allowed some access to our platform and associated products in violation of U.S. economic trade and sanctions laws and regulations, including by users and customers in embargoed or sanctioned countries. As a result, we submitted to OFAC a voluntary self-disclosure concerning potential violations and, in September 2026, OFAC notified us that it had completed its review and issued us a Cautionary Letter. No monetary penalties were assessed, and no further enforcement action was taken, in connection with the voluntary self-disclosure. Since becoming aware of the circumstances leading to our voluntary self-disclosure to OFAC, we have completed the implementation of remedial measures designed to prevent our platform and products from being accessed or used in violation of U.S. economic and trade sanctions laws and regulations. We will continue to evaluate and enhance our compliance controls, but there can be no assurance that these measures will be sufficient to prevent all compliance issues in the future. If in the future we are found to be in violation of U.S. economic sanctions, it could result in substantial fines and penalties for us and for individuals working for us. We may also be adversely affected through other non-monetary penalties, reputational harm, loss of access to certain markets, or otherwise. No loss was recognized in our financial statements contained herein for any loss contingency relating to the OFAC voluntary self-disclosure.
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
We are subject to anti-bribery, anti-corruption, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
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
In the United States, there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. Additionally, the Federal Trade Commission and many state attorneys general interpret federal and state consumer protection laws to impose standards on the collection, use, dissemination, and security of data. On the state level, the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) created data privacy obligations for covered businesses and provided privacy rights to California residents, including the right to opt out of certain disclosures of their information and receive detailed information about how their personal data is used. The CCPA provides for civil penalties for violations as well as a private right of action for certain data breaches that have increased data breach litigation. Over a third of other U.S. states have enacted consumer privacy laws comparable to the CCPA and numerous other states have pending consumer privacy legislation under review, which, if enacted, would add additional costs and expense of resources to maintain compliance.
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
We also may be subject to various U.S. federal, state, and foreign laws governing how companies provide age-appropriate experiences to children and minors, including the collection and processing of children and minors’ personal data. These laws include, but are not limited to, the Children’s Online Privacy Protection Act of 1998 and the Family Educational Rights and Privacy Act of 1974, which address the use and disclosure of the personal data of children and minors and impose obligations on online services or products directed to or likely to be accessed by children, such as our Figma for Education offerings. We are subject to similar laws and regulations governing the collection and processing of children and minors’ data in a number of other jurisdictions, including, but not limited to, the UK, EEA, and Japan, and we may be subject to additional similar laws and regulations as we expand our Figma for Education offerings into new markets.
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
The adoption of European laws relating to the internet or other areas of our business could affect the manner in which we currently conduct our business. The EU Digital Services Act (the “DSA”) governs, among other things, our potential liability for illegal services or content on our platform, and requires enhanced transparency measures, including in relation to any recommendation systems (including the main parameters used by such systems and any available options for recipients to modify or influence them). The DSA may increase our compliance costs, require changes to our user interface, processes, operations, and business practices which may adversely affect our ability to attract, retain, and provide our services to users, and may otherwise adversely affect our business, operating results, and financial condition. Similarly, in the UK, the Online Safety Act 2023 (the “OSA”) establishes a regulatory framework for user-to-user services and imposes obligations to protect users from illegal content which may increase compliance costs and may otherwise adversely affect our business, operating results, and financial condition. Failure to comply with the DSA or OSA can result in significant fines.
We may become involved in litigation that may adversely affect us.
From time to time, we have been, and may in the future be, subject to claims, suits, and other legal proceedings. Regardless of the outcome, legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our business, operating results, financial condition, and future prospects. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that would adversely affect our business, operating results, financial condition, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results, financial condition, and future prospects.
Risks Related to Financial and Accounting Matters
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of The New York Stock Exchange (“NYSE”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
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
Under currently applicable rules and regulations, we expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. We also expect that we will be required to include an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation and management reporting requirements of Section 404 of the Sarbanes-Oxley Act that will apply starting with our second Annual Report on Form 10-K. However, the SEC has proposed amendments to its filer status framework that, if adopted in their current form, could extend certain accommodations currently available to us as an emerging growth company beyond our transition out of that status, including the exemption from these auditor attestation requirements. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and future prospects. We have hired and expect to continue to hire additional employees to assist us in complying with these requirements, and we may also engage outside consultants, either of which will increase our operating expenses.
We incur significant costs and devote substantial management resources as a result of operating as a public company.
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
In June 2025, we entered into the Revolving Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, Wells Fargo Securities, LLC, and RBC Capital Markets, LLC, as joint lead arrangers and bookrunners, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto, to fund working capital and general corporate purpose expenditures. The Revolving Credit Agreement provides for a revolving credit facility of up to $500.0 million and a subfacility of up to $150.0 million for letters of credit, and provides us with a right to increase the Revolving Credit Facility and/or add one or more tranches of term loans or to increase the amount of any existing term loans. The Revolving Credit Agreement contains a financial covenant requiring that Liquidity (defined as unrestricted cash and cash equivalents, plus the undrawn revolver commitments) is not less than $100.0 million as of the last day of each fiscal quarter. The Revolving Credit Agreement contains additional customary affirmative and negative covenants, including restrictions on indebtedness, liens, investments, asset dispositions, and affiliate transactions, each subject to customary exceptions and baskets, and customary events of default. The obligations under the Revolving Credit Facility are secured by liens on substantially all of our assets.
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
The trading prices of the common stock of technology companies have been highly volatile in recent years as a result of factors including inflation, interest rate volatility, actual or perceived global banking and finance-related issues, geopolitical instability, warfare, macroeconomic uncertainty, including uncertainty regarding the impact of AI on software-as-a-service business models, and market downturns, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression, or other sustained adverse market event could adversely affect our business and the value of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
We are subject to U.S. federal, state, and local income taxes, sales, and other taxes in the United States and income taxes, withholding taxes, transaction taxes, and other taxes in numerous foreign jurisdictions. Our existing corporate structure has been implemented in a manner that we believe is in compliance with current prevailing tax laws. Moreover, changes to our corporate structure, including increased headcount and expanded functions outside of the United States, could impact our worldwide effective tax rate and adversely affect our operating results and financial condition. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. We are, and may in the future be, subject to examination by the relevant taxing authorities, which may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our business, with some changes possibly affecting our tax obligations in future or past years. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate.

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
We cannot predict the prices at which our Class A common stock will continue to trade. The market price of our Class A common stock depends on a number of factors, including, but not limited to, those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating results. In addition, the current limited public float of our Class A common stock will tend to increase the volatility of the trading price of our Class A common stock, which may be further increased due to retail investor interest. Since our IPO, the trading price of our Class A common stock has experienced significant volatility. For example, our Class A common stock has traded as high as $124.63 per share on the first day of trading following our IPO and, during the three months ended September 30, 2026, traded as low as $18.61 per share. The trading price of our Class A common stock may continue to be volatile and decline further, including for reasons unrelated to our operating performance, such as valuation compression due to investor sentiment regarding software, AI, or obsolescence risk. You may not be able to resell your shares at or above the price you paid for them, and could lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include, but are not limited to, the following:
•actual or anticipated changes or fluctuations in our operating results;
•the global political, economic, and macroeconomic climate, including, but not limited to, the imposition of trade barriers, tariffs, and other protectionist measures, actual or perceived global banking and finance-related issues, uncertainty with respect to the U.S. federal debt ceiling and budget and potential U.S. federal government shutdowns related thereto, labor shortages, high unemployment rates, labor displacement, supply chain disruptions, potential recession, inflation, and interest rate volatility;
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
•sales of shares of our Class A common stock by us or our stockholders;
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
As of September 30, 2026, Mr. Field and Evan Wallace, our other co-founder, collectively held substantially all of the issued and outstanding shares of our Class B common stock. Moreover, pursuant to an irrevocable proxy granted by Mr. Wallace and the Wu-Wallace Family Trust (the “Wallace Proxy”), an affiliate of Mr. Wallace, to Mr. Field, Mr. Field has the complete and unlimited authority to act, in his sole discretion, on their behalf, to vote any number of shares of our capital stock, owned or beneficially held by them at any time and from time to time (the “Wallace Proxy Shares”) on all matters submitted to a vote of stockholders at a meeting of stockholders or through the solicitation of a written consent of stockholders and for any contractual voting rights that may be applicable to the Wallace Proxy Shares.
As of September 30, 2026, Mr. Field held approximately 69.5% of the voting power of our outstanding capital stock, including 20.6% of the voting power subject to the Wallace Proxy, which voting power may increase over time upon the exercise or settlement of equity awards held by Mr. Field. As a result, Mr. Field is able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions. Mr. Field may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. In addition, we and Mr. Field are party to a Nominating Agreement under which we and Mr. Field are required to take certain actions to include Mr. Field in the slate of nominees nominated by our Board of Directors for the applicable class of directors (or the full Board of Directors, if the Board of Directors is not classified at such time), include him in our proxy statement, cause our Board of Directors, subject to their fiduciary duties, to recommend in favor of Mr. Field’s election or re-election to our Board of Directors and solicit proxies or consents in favor of electing Mr. Field to our Board of Directors.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. The lock-up period under the extended lock-up agreements that we entered into with certain of our stockholders in August 2025 expired at the commencement of trading on August 7, 2026. As a result, substantially all of the outstanding shares of our Class A common stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, may only be sold in compliance with Rule 144.
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

The remaining portions of the 2025 CEO Service Award and 2025 CEO Stock Price Award (each as defined and described further in Note 9 “Stockholders’ Equity—RSUs” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) will vest and settle from time to time in accordance with the terms of the applicable award, in each case so long as Mr. Field continues to provide qualifying service to us as of the applicable vesting dates. To the extent shares subject to Mr. Field’s awards are net settled, the settlement could result in significant cash expenditures by us. Alternatively, to the extent we use the sell-to-cover method for settlement, the settlement will result in dilution to our stockholders and could increase volatility in the trading price of our Class A common stock.
As of September 30, 2026, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 2,348,308 shares of Class A common stock and 63,893,580 shares of Class A common stock, respectively. In addition, as of September 30, 2026, we had RSUs outstanding that, if fully vested and settled, would result in the issuance of 26,581,453 shares of Class B common stock. All of the shares of Class A common stock issuable upon the exercise or settlement of stock options or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements.
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
The trading market for our Class A common stock is influenced by the research and reports that financial analysts publish about us, our business, our market, and our competitors. We do not control these analysts or the content and opinions included in their reports. As a relatively newly public company, the analysts who publish information about our Class A common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet or significantly exceed our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our Class A common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.

Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business, and could have an adverse effect on the market price of our Class A common stock.
Under our amended and restated certificate of incorporation (“restated certificate of incorporation”), we are authorized to issue up to 1,000,000,000 shares of our Class C common stock. Although we have no current plans to issue any shares of our Class C common stock, we may in the future issue shares of our Class C common stock for a variety of corporate purposes, including financings, acquisitions, investments, and equity incentives to our employees, consultants, and directors. Any future issuance of our Class C common stock may have the effect of further concentrating voting control in our Class B common stock, may discourage potential acquisitions of our business, and could have an adverse effect on the market price of our Class A common stock. Our authorized but unissued shares of Class C common stock are available for issuance with the approval of our Board of Directors without stockholder approval, except as may be required by the listing rules of the NYSE. Because our Class C common stock carries no voting rights (except as otherwise required by law) and is not listed for trading on an exchange or registered for sale with the SEC, shares of our Class C common stock may be less liquid and less attractive to any future recipients of these shares than shares of our Class A common stock, although we may seek to list our Class C common stock for trading and register shares of our Class C common stock for sale in the future. Further, we could issue shares of Class C common stock to Mr. Field and, in that event, he would be able to sell such shares of Class C common stock and achieve liquidity in his holdings without diminishing his voting power. In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue shares of our Class C common stock in the future, the holders of our Class B common stock may be able to hold significant voting control over most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued our Class A common stock rather than our Class C common stock in such transactions. Further, any and all outstanding shares of Class C common stock will convert automatically into Class A common stock, on a share-for-share basis, following both (a) the earliest to occur of (i) the conversion or exchange of all outstanding shares of our Class B common stock into shares of Class A common stock, (ii) the Class B Automatic Conversion (as defined in our restated certificate of incorporation) and (iii) the affirmative vote of the holders of a majority of the outstanding shares of Class B common stock, voting separately as a single class and (b) the date and time, or occurrence of an event, specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism, and other geopolitical instability or uncertainty could cause disruptions in our business, the businesses of our partners or customers, or the economy as a whole. Moreover, the risks associated with AI technology continue to evolve and advances in AI could pose risks, including, but not limited to, cyberattacks, terrorism, disruption to the global financial or labor markets, criminal misuse, autonomous warfare, and catastrophic accidents.
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
A substantial number of our employees, including members of our management team and other key personnel, are concentrated in the San Francisco Bay Area, London, and New York City. This geographic concentration could exacerbate the impact of any of the foregoing events. For example, cyberattacks targeting one or more of these locations could simultaneously disrupt the ability of a significant number of our employees to work or access our offices and systems, which could impair our ability to maintain business continuity, develop and support our products and features, and serve our customers, any of which could harm our business, operating results, and financial condition.
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

We could be an emerging growth company for up to five years following the completion of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which, under currently applicable rules and regulations, occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Based on the market value of our Class A common stock held by non-affiliates as of June 30, 2026, and under currently applicable rules and regulations, we expect that we will become a large accelerated filer and will cease to be an emerging growth company as of December 31, 2026. As a result, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, we expect that we will no longer be able to rely on the exemptions for emerging growth companies described above. However, in May 2026, the SEC proposed amendments to its filer status framework that, if adopted in their current form, could extend certain accommodations currently available to us as an emerging growth company beyond our transition out of that status. The SEC’s proposed amendments have not been adopted, and we cannot predict whether, when, or in what form they will be adopted.
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
Moreover, Section 203 of the Delaware General Corporation Law (“DGCL”) may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
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
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Issuer Purchases of Equity Securities
The following table presents information regarding our repurchases of shares of our Class A common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2026(1)	21,849	$0.00001	—	—
August 1 – August 31, 2026	—	—	—	—
September 1 – September 30, 2026	—	—	—	—
Total	21,849	$0.00001	—	—
(1)     Represents shares of Class A common stock repurchased pursuant to repurchase rights set forth in the vesting agreement for such shares. The shares were repurchased at par value and such repurchases were not part of any publicly announced plan or program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Director and Officer Trading Arrangements
During the three months ended September 30, 2026, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 19, 2026, Praveer Melwani, our Chief Financial Officer, entered into a modification of his previously disclosed trading plan, adopted on August 5, 2025 and previously modified on February 27, 2026, intended to satisfy the affirmative defense of Rule 10b5-1(c) (such modification, the “Modified Melwani Diversification Plan”). The Modified Melwani Diversification Plan provides for (i) the potential sale of up to 766,120 shares of our Class A common stock held directly by Mr. Melwani plus an additional undetermined number of shares of our Class A common stock to be received by Mr. Melwani upon the future grant, vesting and settlement of RSUs, and (ii) the potential sale of up to 60,000 shares of our Class A common stock held by APM33, LLC, which is associated with Mr. Melwani. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Modified Melwani Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Modified Melwani Diversification Plan as of the date of the applicable order and without including any shares to be sold upon the future vesting and settlement of any RSUs that have not yet been granted. The actual number of shares that will be sold under the Modified Melwani Diversification Plan will be: (i) increased by any shares sold upon the future vesting and settlement of any RSUs that have not yet been granted and (ii) reduced by the number of shares sold or withheld to satisfy tax withholding obligations incurred upon the vesting and settlement of equity awards subject to the Modified Melwani Diversification Plan. The number of shares of our Class A common stock to be sold or withheld to satisfy the tax withholding obligations is not known at this time. The duration of the Modified Melwani Diversification Plan is until the earlier of August 15, 2027, the completion of all transactions subject to the Modified Melwani Diversification Plan, or the occurrence of certain other events set forth therein.
On August 25, 2026, Shaunt Voskanian, our Chief Revenue Officer, entered into a modification of his previously disclosed trading plan, adopted on August 6, 2025 and previously modified on February 27, 2026, intended to satisfy the affirmative defense of Rule 10b5-1(c) (such modification, the “Modified Voskanian Diversification Plan”). The Modified Voskanian Diversification Plan provides for the potential sale of up to 519,247 shares of our Class A common stock held directly by Mr. Voskanian. For purposes of this disclosure, we have included the maximum aggregate number of shares of our Class A common stock that may be sold under the Modified Voskanian Diversification Plan, assuming the market price of the Class A common stock is higher than certain minimum threshold prices specified in the Modified Voskanian Diversification Plan as of the date of the applicable order. The actual number of shares that will be sold under the Modified Voskanian Diversification Plan will be reduced by the number of shares sold or withheld to satisfy tax withholding obligations incurred upon the vesting and settlement of equity awards subject to the Modified Voskanian Diversification Plan. The number of shares of our Class A common stock to be sold or withheld to satisfy the tax withholding obligations is not known at this time. The duration of the Modified Voskanian Diversification Plan is until the earlier of August 30, 2027, the completion of all transactions subject to the Modified Voskanian Diversification Plan, or the occurrence of certain other events set forth therein.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIGMA, INC.

Date: November 4, 2026	By:	/s/ Dylan Field
Dylan Field
Chief Executive Officer and President

Date: November 4, 2026	By:	/s/ Praveer Melwani
Praveer Melwani
Chief Financial Officer

Date: November 4, 2026	By:	/s/ Tyler Herb
Tyler Herb
Chief Accounting Officer